Form 10-K
period 2012-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2013-03-18
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2012 was $487,461,991.

As of March 13, 2013, the number of shares of Registrant's common stock outstanding was:   Class A - 3,434,766 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 21, 2013, which will be filed within 120 days after December 31, 2012 are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 8.	Financial Statements and Supplementary Data	70
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	73

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	74

	Signatures	150

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements pertaining to anticipated financial performance, business endeavors, product development, and other similar matters. These statements, which may include words such as "expect," "anticipate," "believe," "intend," and other like expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of business include, but are not limited to, the following:

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

•	We are subject to regulation and changes to existing laws which may affect our profitability or means of operation.

•	Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

•	We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

•	We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

•
We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

•	Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

•	We are dependent upon effective information technology systems and on development and implementation of new technologies.

•	The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products.

•	The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

•	Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 133,000 policyholders and for the asset accumulation and retirement needs of 141,000 annuity contract holders.

The Company's total assets increased to $10.3 billion at December 31, 2012, from $9.7 billion at December 31, 2011. The Company generated revenues of $664.7 million, $572.7 million and $576.0 million in 2012, 2011 and 2010, respectively. In addition, National Western generated net income of $92.6 million, $55.6 million and $72.9 million in 2012, 2011 and 2010, respectively.

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

Annuity Products. Annuity products sold include flexible premium and single premium deferred annuities, equity-indexed (fixed-indexed) annuities, and single premium immediate annuities. These products can be tax qualified or nonqualified annuities. A fixed single premium deferred annuity ("SPDA") provides for a single premium payment at the time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity ("FPDA") provides the same features but allows, generally with some conditions, additional payments into the contract. Interest is credited to the account value of the annuity initially at a current rate of interest which is guaranteed for a period of time, typically the first year. After this period, the interest credited is subject to change based upon market rates and product profitability subject to a minimum guaranteed rate specified in the contract. Interest accrues during the accumulation period generally on a tax-deferred basis to the contract holder. After a number of years specified in the annuity contract, the owner may elect to have the proceeds paid as a single payment or as a series of payments over a period of time. The owner is permitted at any time during the accumulation period to withdraw all or part of the annuity account balance subject to contract provisions such as surrender charges and market value adjustments. A fixed-indexed deferred annuity performs essentially in the same manner as SPDAs and FPDAs with the exception that, in addition to a fixed interest crediting option, the contract holder has the ability to elect an interest crediting mechanism that is linked, in part, to an outside index such as the S&P 500 Index®. A single premium immediate annuity ("SPIA") foregoes the accumulation period and immediately commences an annuity payout period.

The following table sets forth information regarding the Company's sales activity by product type. Life insurance sales are measured by annualized first year premiums.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Annuities:
Fixed-indexed deferred	$656,185	916,188	915,883
Other deferred	159,157	431,839	494,094
Single premium immediate	39,321	40,925	21,353

Total annuities	$854,663	1,388,952	1,431,330

Life:
Universal life insurance	$33,523	33,221	30,819
Traditional life and other	3,496	3,370	3,147

Total life	$37,019	36,591	33,966

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2012	2011
	($ in thousands)

Universal life:
Number of policies	57,380	60,520
Face amounts	$7,353,730	7,550,580

Traditional life:
Number of policies	41,230	43,490
Face amounts	$3,185,030	2,928,010

Fixed-indexed life:
Number of policies	34,450	32,960
Face amounts	$8,584,340	8,147,260

Rider face amounts	$2,479,520	2,343,560

Total life insurance:
Number of policies	133,060	136,970
Face amounts	$21,602,620	20,969,410

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2012	2011
	($ in thousands)

Fixed-indexed annuities
Number of policies	59,850	55,240
GAAP annuity reserves	$4,197,121	3,778,419

Other deferred annuities
Number of policies	63,320	67,560
GAAP annuity reserves	$2,691,610	2,818,405

Immediate annuities
Number of policies	17,730	17,420
GAAP annuity reserves	$414,402	427,590

Total annuities
Number of policies	140,900	140,220
GAAP annuity reserves	$7,303,133	7,024,414

Operating Segments

The Company manages its business between Domestic Insurance Operations and International Insurance Operations.  For segment reporting purposes, the Company's annuity business, which is predominantly domestic, is separately identified. The Company also has a Corporate segment, which consists of the assets and activities of wholly-owned subsidiaries that have not been allocated to any other operating segment.

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2012, the Company's NMO relationships had contracted approximately 14,000 independent agents with the Company.  More than 19% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2012, the Company had 60,000 domestic life insurance policies in force representing $2.4 billion in face amount of coverage and 141,000 annuity contracts representing account balances of $7.28 billion.

The following table sets forth the Company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Fixed-indexed life	$11,751	5,315	1,738
Universal life	200	117	486
Traditional life	130	44	53

Total	$12,081	5,476	2,277

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2012, the Company had in excess of 73,000 international life insurance policies in force representing nearly $19.2 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 3,500 of these independent international individuals at December 31, 2012, 30% of which submitted policy applications to the Company in the past twelve months.

The following table sets forth the Company's international life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Fixed-indexed life	$15,240	19,962	20,235
Universal life	6,332	7,827	8,393
Traditional life	3,366	3,326	3,062

Total	$24,938	31,115	31,690

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, experience with the international products for nearly fifty years and the Company's longstanding business relationships further serve to minimize risks.

The Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past two years has produced a modest upward trend in this figure. Conversely, the Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period. Empirical evidence suggests that policy persistency generally improves with larger face amounts of insurance.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2006	315,800	254,700
Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

United States domestic products:
Annuities	$809,270	1,342,216	1,388,711
Life insurance	98,802	51,846	37,111

Total domestic products	908,072	1,394,062	1,425,822

International products:
Annuities	55,437	48,770	42,283
Life insurance	170,805	171,911	161,973

Total international products	226,242	220,681	204,256

Total direct premiums and deposits collected	$1,134,314	1,614,743	1,630,078

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2012, there was one NMO that accounted for approximately 16% of the Company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2012, there were two NMOs who generated 22% and 11%, respectively, of total domestic life insurance sales. Given the lower level of domestic life insurance sales relative to international life sales and annuity sales, the larger percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

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

	Year Ended December 31,
	2012	2011

Percentage of International Sales:
Latin America	88.3%	88.0%
Pacific Rim	10.4	10.8
Eastern Europe	1.3	1.2

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Venezuela, Brazil, and Taiwan were the only countries exceeding 10% of total international sales with shares of 23%, 21%, and 10%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2012	$52,399	158,559	397,707	42,797	651,462
2011	47,436	135,181	343,267	40,800	566,684
2010	45,015	137,117	348,020	40,365	570,517

Segment earnings (losses): (A)
2012	$1,255	35,556	33,206	13,961	83,978
2011	460	17,674	20,253	13,299	51,686
2010	(912)	21,722	34,316	14,212	69,338

Segment assets: (B)
2012	$463,569	1,105,862	8,269,445	242,404	10,081,280
2011	403,868	1,023,942	7,997,407	225,716	9,650,933
2010	387,873	1,025,103	7,101,720	209,179	8,723,875

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), AVIVA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company and Forethought Financial Group. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

In order to compete successfully, life insurers focus initiatives toward distribution, technology, defined end market targets, speed to the market in terms of product development, and customer relationship management as ways of gaining a competitive edge. The Company's management believes that it competes primarily on the basis of its longstanding reputation for commitment in serving international markets, its financial strength and stability, and its ability to attract and retain distribution based upon product and compensation. With respect to sales to residents of international countries, the Company is of the opinion that the home office and website infrastructure to support languages other than English, and the knowledge needed to effectively underwrite risks outside of the United States is a significant barrier to entry for potential competitors.

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Financial strength ratings are generally defined as a rating agency’s opinion as to a company’s financial strength and ability to meet ongoing obligations to policyholders and contract holders. Accordingly, ratings are important to maintaining public confidence and impact the ability to market products. The following summarizes the Company's current financial strength ratings.

Rating Agency	Rating	Outlook

A.M. Best	A (Excellent)	Stable

Standard & Poor's	A (Strong)	Stable

A.M. Best has 16 financial strength ratings assigned to insurance companies which currently range from A++ (Superior) to F (In Liquidation). Standard & Poor’s has twenty-one financial strength ratings assigned to insurance companies ranging from “AAA” (Extremely Strong) to “R” (Regulatory Action). Both rating agencies further qualify their current ratings with outlook designations of “Positive”, “Stable”, and “Negative”.

A.M. Best and Standard & Poor’s ratings are an independent consideration of the Company’s claims paying ability and are not a rating of the Company’s investment worthiness. Accordingly, such ratings are not recommendations to buy, sell or hold securities. The rating agencies formally review the Company and its rating on an annual basis with interim analysis performed as necessary. In June 2009, A.M. Best upgraded the Company’s rating to “A” from “A-”. This was particularly noteworthy given the financial crisis backdrop that framed this time period and the number of companies that were negatively impacted, often significantly, during this time. In June 2010, Standard & Poor’s upgraded its outlook of the Company from “negative” to “stable”. Generally speaking, as ratings are subject to revision or withdrawal at any time by the rating agency, there is no assurance that the Company's ratings will continue for a certain period of time. In the event the Company's ratings are subsequently downgraded, the Company's business may be negatively impacted.

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
Lines of Business / Functional Areas

The Company maintains several management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees. In addition, the Company's Internal Audit department reviews financial and operational risk exposures and reports directly to the Audit Committee of the Company concerning their independent reviews and assessments of management's efforts in these areas.

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

Underwriters generally follow detailed policies and procedures to assess and quantify the risk of the Company's individual life products based on the age, gender, health, occupation and financial resources of the applicant and the amount of insurance applied for. As the Company maintains reinsurance treaties with several third party reinsurers, the majority of the Company's risk assessment policies have been established in conjunction with reinsurer policies and practices. The Company bases premiums and policy charges for individual life insurance on expected death benefits, surrender benefits, expenses and required reserves. Assumptions regarding mortality, interest rates, policy persistency, expenses, premium payment patterns and investment performance are embedded in the pricing of policies. Deviations of actual experience from pricing assumptions may positively or negatively impact the profitability of the Company's products.

Substantially all products available to residents of other countries contain a currency clause stating that premium and claim "dollars" refer to lawful currency of the United States.  Policy applications submitted through international insurance consultants are generally associated with individuals in upper socioeconomic classes who desire the stability and inflationary hedge of dollar denominated insurance products issued by the Company.  The favorable demographics of this group typically results in a higher average policy size, and persistency and claims experience (from natural causes) similar to that in the United States.  By accepting applications submitted on residents outside the United States, the Company is able to further diversify its revenue, earnings and insurance risk.

Insurance Product Liabilities

At December 31, 2012, the Company's total balance for liabilities pertaining to insurance products was $8.7 billion. These product liabilities are payable over an extended period of time which the Company's product pricing makes certain assumptions for. The profitability of insurance products depends on this pricing and differences between the Company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

Liabilities for insurance products are determined using standard actuarial tables and past experience. Accordingly, establishing reserves can be an uncertain process in some cases. The Company's financial results depend significantly upon the extent to which actual experience is consistent with the assumptions used in determining reserves and pricing the Company's products. If assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income derived from the assets supporting product liabilities, the Company would be required to increase its liabilities which would negatively affect operating results.

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the Company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2012 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded ($000’s)

Hannover Life Reassurance Company	A	$1,924,888
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,537,454
RGA Reinsurance Company (Missouri)	A	967,624
Mapfre Re (Spain)	A	772,714
SCOR Global Life S.E. Branch (Delaware)	A	161,398
All others		66,166

		$5,430,244

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

State insurance laws and regulations contain numerous provisions pertaining to the marketplace activities of insurers, including various provisions governing the form and content of disclosures made to consumers, policy illustrations, advertising material, sales practices and handling of policyholder complaints. State regulatory authorities enforce these prerequisites through periodic market conduct examinations.

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

Given the ongoing legislative developments concerning insurance industry regulation, the NAIC and state regulators continue to revisit existing laws and statutes focusing on matters involving insurance company investments and solvency, market conduct, risk-adjusted capital measurements, enterprise risk management guidelines, interpretations of current laws, and creation of new laws. The Company does not believe the adoption of any of the current NAIC initiatives will have a material adverse impact on its operations; however, the Company cannot predict the form of any future proposals or regulation.

Despite having been in place for over two years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. To date, the Federal Insurance Office (FIO) has been established to accumulate information about the insurance industry. Its current mandate is very broad and covers a wide variety of topics although it is not empowered with any general regulatory authority over insurers.

The USA Patriot Act of 2001 ("Patriot Act") amended the Money Laundering Control Act of 1986 and the Bank Secrecy Act of 1970 to expand anti-money laundering ("AML") and financial transparency laws applicable to financial services companies, including insurance companies. Among other things, the Patriot Act seeks to identify parties involved in terrorism, money laundering or other illegal activities. The Company has adopted AML programs that include policies, procedures and controls to detect and prevent money laundering.

On August 10, 2012, the Iran Threat Reduction and Syria Human Rights Act of 2012 ("Iran Act") was signed into law. Section 219 of the Iran Act amended Section 13 of the Exchange Act to require an issuer filing periodic Exchange Act reports to provide disclosure whether during the reporting period it or any of its affiliates knowingly engaged in certain specified activities involving contacts with or support for Iran and other identified persons involved in terrorism or the creation of weapons of mass destruction. Such activities include, among other things, certain banking transactions supporting Iran's weapons of mass destruction activities and terrorism. The Company and its subsidiaries had no transactions or activities requiring disclosure under the Iran Act in this report filed on Form 10-K.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. The Company's statutory capital and surplus at December 31, 2012, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 280 employees as of December 31, 2012, substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

ITEM 1A. RISK FACTORS

Company performance is subject to varying risk factors including general business and financial risk. Any or all of these risks could have a material adverse effect on the business, financial condition or results of the Company or cause the trading price of the Company's Class A common shares to decline materially. This section provides an overview of possible risk exposures at this point in time that could impact Company performance in the future. While these scenarios do not represent expectations of future experience, they are intended to illustrate the potential impacts if any of the following risks were to manifest into actual occurrences.

Current difficult conditions globally and in the U.S. economy may materially adversely affect our business and results of operations.

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. From 2008 to 2010, the U.S. economy experienced severe credit and liquidity issues and experienced a recession. Although the recession may have ended, unemployment remains relatively high and business and consumer confidence low. Recent economic data seemingly points to growth, but future growth could be impacted by U.S. fiscal policies addressing the significant national budget deficits and debt levels. Concurrently, the contractionary environment affecting the European economy has the potential for ripple effects in the U.S. economy. Efforts by foreign financial authorities to address their plight through currency manipulation or similar versions of quantitative easing initiatives may serve to exacerbate the financial and economic headwinds.

Even under more favorable economic conditions, general factors such as credit availability, willingness of business to invest, consumer spending, financial market conditions and inflation affect the Company's business. Demand for our products and ultimately the profitability of our business may be adversely affected by anemic activity in any or all of these areas. Our current policyholders may opt to defer or stop paying insurance premiums. Adverse changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition. The Company cannot foretell the occurrence of economic trends or the timing of changes in such trends.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to the performance of debt markets. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2012, approximately 2% of the Company’s $8.7 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

The concentration of the Company's portfolio in asset classes, industries, or geographic areas could have an adverse effect on our investment portfolios and, therefore, the Company's results of operations and financial position. In order to minimize this risk, the Company's investment guidelines contain maximum exposure thresholds to concentrations of risk in order to promote a broadly diversified portfolio.

Significant financial and credit market volatility, changes in interest rates and credit spread margins, credit defaults, market illiquidity, declines in equity prices, ratings downgrades of the issuers of debt securities, and declines in general economic conditions, either singularly or in combination, could have a material adverse impact on the Company's results of operations and financial condition through realized losses, impairments, and changes in unrealized loss positions.

The determination of valuation and impairments of fixed income securities include estimations and assumptions that are subjective and prone to differing interpretations and could materially impact our results of operations or financial condition.

The Company makes assumptions regarding the fair value and expected performance of its investments. During periods of market disruption and volatility, it becomes more difficult to evaluate securities particularly if trading becomes less frequent or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. Inherent in this evaluation are assumptions about the operations of the issuer and its future earnings potential. Such evaluations are revised as conditions change and new information becomes available. The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. It is possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

We are subject to changing interest rates and credit spreads, market volatility, and general economic conditions which may affect the risk and returns on both our investment portfolio and our products.

We are exposed to significant capital market risk related to changes in interest rates. Our investment performance, including yields and realization of gains and losses, may vary depending on economic and market conditions. Substantial and sustained changes, up or down, in market interest rate levels can materially affect the profitability of our products, the market value of our investments, and ultimately the reported amount of stockholders’ equity.

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

Significant changes in interest rates expose insurance companies to the risk of not realizing the anticipated spread between the interest rates earned on investments and the credited rates paid on in force policies and contracts. A decline in interest rates could expose the Company to reduced profitability due to minimum interest rate guarantees that are required in our products by regulation. As a key component of profitability, a narrowing of investment spreads (“spread compression”) could negatively affect operating results. Although the Company has the ability to adjust the rates credited on products in order to maintain our required investment spread, a significant decline in interest rate levels could affect investment yields to the point where the investment spread is compromised due to minimum interest rate guarantees. In addition, the potential for increased policy surrenders and cash withdrawals, competitor activities, and other factors could further limit the Company’s ability to maintain crediting rates on its products at levels necessary to avoid sacrificing investment spread.

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

The Company distributes its life and annuity products through independent broker-agents and consultants. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products, compensation, home office support and the insurer’s financial strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

As technology continues to evolve, comparison of a particular product of any company for a particular customer with competing products for that customer will become more readily available, which could also lead to increased competition as well as affecting agent, consultant and customer behavior.

We are subject to a downgrade in our financial strength ratings which may negatively affect our ability to attract and retain independent distributors, make our products less attractive to consumers, and may have an adverse effect on our operations.

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, some of the rating factors often relate to the particular views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Irrespective, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, service, scale, and distribution capacity. In recent years, there has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional product pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive presences, the Company may not be able to effectively compete without negative affects on our financial position and results of operations.

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

The Company is subject to government regulation in each of the states in which it conducts business with such regulation vested in state agencies having broad administrative power dealing with many aspects of the Company's business. Regulators oversee matters relating to sales practices, policy forms, claims practices, types and amounts of investments, reserve adequacy, insurer solvency, minimum amounts of capital and surplus, transactions with related parties, and payments of dividends. At any given time, the Company may be subject to a number of financial, market conduct, or other examinations or audits. These examinations or audits may result in payment of fines and penalties as well as changes in systems or procedures, any of the which could have a material adverse effect on the Company's financial condition or results of operations.

Life insurer products generally offer tax advantages to policyholders via the deferral of income tax on policy earnings during the accumulation phase of the product, be it an annuity or a life insurance product, as compared to other savings instruments such as certificates of deposit and taxable bonds. Taxes are payable on income attributable to a distribution under a policy/contract for the year in which the distribution is made as opposed to the current taxation of other savings instruments. In addition, death benefit proceeds maintain a tax-free status. Periodically, Congress has considered legislation that would reduce or eliminate this tax advantage inherent to the life insurance industry and subject the industry’s products to treatment more equivalent with other investments. In the event that the tax status of life insurance products is revised or reduced by Congress all life insurers would be adversely impacted.

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

A number of U.S. jurisdictions have been investigating life insurer practices for compliance with unclaimed property laws. In highly publicized incidents, the practice by certain companies of using data available on the U.S. Social Security Administration's Death Master File or a similar data base in order to avoid paying periodic benefits under annuity contracts was disclosed. As a result, a number of jurisdictions are requiring life insurers to use this same data to identify instances where amounts under life insurance policies and annuity contracts are payable and to locate and pay beneficiaries under such contracts. The National Conference of Insurance Legislators ("NCOIL") has adopted the Model Unclaimed Life Insurance Benefits Act ("Act") and several states have adopted legislation that is substantially similar to the Act adopted by NCOIL. The Act imposes new requirements on insurers to periodically compare their in force life insurance and annuity policies against the Death Master File, investigate any identified matches to confirm the death of the insured and determine whether benefits are due and attempt to locate the beneficiaries or, if no beneficiary can be located, escheat the policy benefit to the respective state government as unclaimed property. The Act could result in additional payments to beneficiaries, additional escheatment of funds deemed abandoned under state laws, and/or administrative penalties. It is also possible that life insurers may be subject to claims regarding their business practices as a result given the legal uncertainty in this area. While preliminary efforts in this area have not disclosed substantial benefit amounts owed, additional payments or costs could be significant and have an adverse effect on the Company's financial condition or results of operations.

On July 21, 2010, the Dodd-Frank Act (“Dodd-Frank”) was enacted into law. Dodd-Frank calls for expansive changes in the regulation and oversight of the financial industry intended to provide for greater supervision of financial industry entities, reduction of risk in banking practices and in securities and derivatives trading, enhancement of public company corporate governance practices and executive compensation disclosures, and greater protections to individual consumers and investors. Numerous provisions of Dodd-Frank require adoption of implementing rules and/or regulations. The process of adopting these have been delayed beyond the timeframes imposed by Dodd-Frank. Dodd-Frank established a Federal Insurance Office with the Department of Treasury. The director of this office is required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, accomplished by increased national uniformity through either a federal charter or effective action by the states. Until various final regulations are defined, the full impact of the regulations on the Company will remain unclear. Legislative or regulatory requirements imposed may impact the Company in a variety of ways including placing the Company at a competitive disadvantage relative to its competition or other financial service entities, changing the competitive framework of the financial services sector and/or life insurance industry, making it more expensive for the Company to conduct its business, or requiring the reallocation of Company resources to legal and compliance-related activities. Consequently, the impact of Dodd-Frank on the Company, as well as that on the financial industry and economy cannot be determined until all the rules and regulations called for under the Act have been finalized and implemented.

The Company's operations are centralized at its Austin, Texas location and it is licensed to do business in forty-nine states (except New York) and various other U.S. territories and possessions and is regulated by the insurance departments in each of these locations. Although not otherwise licensed, the Company also accepts applications from and issues dollar-denominated policies to residents outside of the United States. From time to time insurance regulators in these non-U.S. locations have sought to exercise regulatory authority over the Company including the imposition of substantial penal fines. Although these non-U.S. regulators have no jurisdiction over the Company and any actions, including fines, would be unenforceable against the Company, the threat of regulatory action could impede the submission of future applications from residents in these locations. The Company's future sales and financial condition are dependent upon avoiding significant interruptions in receiving applications from residents outside of the United States.

Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

The Company’s financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) as delineated in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“FASB ASC”). GAAP is subject to constant review by various policy-setting organizations to address emerging accounting rules and issue interpretative accounting guidance. From time to time, the Company is required to adopt new or revised accounting standards or guidance that has been integrated into the FASB ASC. Future accounting standards required to be adopted could possibly change the current accounting treatment that the Company uses in its consolidated financial statements and such changes could possibly have a material adverse effect on our financial position and results of operations.

In addition, the FASB is in the process of working on several projects with the International Accounting Standards Board (“IASB”) which could produce significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. The SEC has proposed that filers in the U.S. be required to report financial results in accordance with IFRS as issued by the IASB rather than GAAP. Despite the gradual working toward convergence of GAAP and IFRS, adoption of IFRS would be a complete change to the Company's accounting and reporting. The changes to GAAP and the ultimate conversion to IFRS will invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

The Company is also required to comply with statutory accounting principles ("SAP") which are subject to constant review by the NAIC and related task forces and committees. Various proposals either are currently or have been previously pending before the NAIC. The Company cannot predict whether or in what form reforms will be enacted by state legislatures and whether the enacted reforms will positively or negatively affect the Company.

We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

Financial services companies are frequently targets of legal proceedings, including class action litigation. In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper product design and disclosures, marketing unsuitable products to customers especially in the senior market, bad faith in the handling of insurance claims, and other similar pleas. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Often these legal proceedings have resulted in the award of substantial amounts disproportionate to the actual damages including material amounts of punitive compensatory damages. In some states, judges and juries have substantial discretion in awarding punitive and compensatory damages which creates the potential for material adverse judgments or awards. In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of the liabilities established in the Company's accounts. Given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operations or cash flows in any particular reporting period. In addition, the Company could also suffer significant reputation harm as a result of such litigation and the occurrence of such matters may become more frequent and/or severe in the event that general economic conditions deteriorate.

We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

The Company cedes material amounts of insurance to other unaffiliated insurance companies through reinsurance. New sales of life products are reinsured within prescribed limits and do not require the reinsurer's prior approval within certain guidelines. The Company's maximum retention limit on an insured life is $500,000. However, these reinsurance arrangements do not fully discharge the Company’s obligation to pay benefits on the reinsured business. If a reinsurer fails to meet its obligations, the Company would be forced to cover these claims. In addition, if a reinsurer becomes insolvent, it may cause the Company to lose its reserve credits on the ceded business which require the establishment of additional reserves. To mitigate the risks associated with the use of reinsurance, the Company carefully monitors the ratings and financial condition of its reinsurers on a regular basis and attempts to avoid concentration of credit risks by spreading its business among several reinsurers in order to diversify its risk exposure.

The Company's ability to be competitive is affected by the availability of reinsurance. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as conditions beyond our control. In recent years, the number of life reinsurers has decreased as the reinsurance industry has consolidated. The lower number of life reinsurers has resulted in increased concentration of risk for insurers. If the cost of reinsurance were to increase or become unavailable, the Company could be adversely impacted.

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

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of these assumptions. They represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts. Amortization of deferred policy acquisition expenses is dependent upon actual and expected profits generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. The deferred policy acquisition costs recorded on the balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize deferred policy acquisition costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Increases in actual or future withdrawals or surrenders or investment losses, often associated with severe economic recessions, could result in an acceleration of amortization. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

The occurrence of natural disasters and catastrophes, including earthquakes, hurricanes, floods, tornadoes, fires, explosions, pandemic disease and man-made disasters, including acts of terrorism and military actions, could adversely affect the financial condition or results of operations of the Company. Such disasters and catastrophes could impact the Company directly by damaging our facilities, preventing employees from performing their duties or otherwise disturbing the Company’s ordinary business operations, as well as indirectly by changing the condition and behaviors of consumers, business counterparties and regulators and potentially causing declines or volatility in economic and financial markets. Disasters or a pandemic could disrupt public and private infrastructure, including communications and financial services, which could disrupt the Company's normal business operations. In addition, such events and conditions could result in a decrease or halt in economic activity in large geographic regions, adversely impacting the marketing of the Company's business within such geographic areas which in turn could have an adverse effect on the Company.

The effects of natural and man-made disasters and catastrophes on the Company’s business include, but are not limited to: an acceleration of the timing in which benefits are paid under the Company’s insurance policies due to catastrophic loss of life; unexpected changes in persistency rates as policyholders affected by disaster may be unable to meet their contractual obligations; harm to the financial condition of the Company’s reinsurers due to an increase in claims thereby impacting the cost and availability of reinsurance and possibly increasing the probability of default on reinsurance recoveries; and heightened volatility, loss of liquidity, and credit impairment in the financial markets resulting in harm to the Company’s financial condition.

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

The Company relies on its computer systems to conduct business and produce financial statements. While policies, procedures and back-up plans designed to prevent or minimize the effect of incapacity or failure are maintained, the Company’s computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity or other events beyond the Company’s control. A computer virus, information security breach, disaster or unanticipated event could affect the data storage and processing systems of the Company, or its service providers, destroying or compromising valuable data or making it difficult to conduct business. The Company's computer systems may be inaccessible to its employees, business partners, and customers for an extended period of time. Even if employees of the Company are able to report to work, they may be unable to perform their duties if the Company's data or systems are disabled or destroyed. The failure or incapacity of any of the Company’s computer systems could potentially disrupt operations, damage our reputation and adversely impact our profitability. Unanticipated problems with our disaster recovery or business continuity plans and systems could have a material adverse impact on our ability to resume and conduct business.

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

The Company's business is dependent on the ability to keep up to date with effective, secure and advanced technology systems to reach a large number of people, provide sizable amounts of information, and secure and store vast quantities of data through our technology systems. Some of the Company’s information technology systems are older legacy-type systems and require an ongoing commitment of resources to maintain current standards. These legacy systems are written in older programming languages with which fewer and fewer individuals are knowledgeable of and trained in. The Company’s success is in large part dependent on maintaining and enhancing the effectiveness of existing legacy systems until converting to newer technologies and failure of these systems for any reason could disrupt our operations, result in the loss of business and adversely impact our profitability.

The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products.

The Internal Revenue Code (the "IRC") provides that income tax payable on investment earnings of certain life insurance and annuity products is deferred during the accumulation period of the policies/contracts giving certain of the Company's products a competitive advantage over other non-insurance products. If the IRC were amended to reduce the tax-deferred status of life insurance and annuity products, all life insurance companies, including the Company, would be adversely affected with respect to the ability to sell these products. Such changes in tax law could make the tax advantages of investing in certain life insurance and annuity products less attractive and adversely affect our financial position and results of operations.

In addition, the Company is subject to federal corporate income taxes but benefits from certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. Provisions in the IRC currently require that a portion of expenses incurred in selling insurance products be deducted over a period of years rather than immediately deducted in the year such expenses are incurred (generally referred to as a "DAC tax" on insurance companies). The Company cannot predict what other changes to tax laws or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

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

The Company's current assessment of future taxable income in combination with the consideration of available tax planning opportunities has determined that it is more likely than not that it will generate sufficient taxable income to realize its deferred tax assets. This assessment of the realizability of our deferred tax assets requires significant judgment. If future events deviate from the Company's current assessment and cause a failure to achieve our projections, a valuation allowance may need to be established which could have a material adverse effect on the Company's results of operations and financial condition. The Company's year-end net deferred tax assets reflect the current top marginal corporate income tax rate of 35%. Any future reduction in this rate would cause a writedown of our deferred tax assets.

Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

The Company’s success and ability to reach goals is dependent upon its ability to attract and retain qualified personnel. The market for qualified personnel is extremely competitive and the Company may not be able to hire or retain key people. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse effect on the Company’s operations due to their skills, unique knowledge of our business, years of industry experience and the potential difficulty of quickly finding qualified replacements. The Company has managed to sustain lower than average employee turnover and retained valued employees with decades of experience in the Company's products, business and systems. As these individuals attain retirement age, the Company is exposed to the loss of cumulative knowledge in its operations. The Company's employees, including named executive officers, are not subject to employee contracts. Sales in our lines of business and our results of operations and financial condition could be materially adversely affected if the Company is unsuccessful in attracting and retaining qualified individuals or its recruiting and retention costs increase significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Westcap Corporation, a wholly owned subsidiary, owns the Company’s principal office location in Austin, Texas and two buildings adjacent to it, totaling approximately 93,000 square feet that are leased and utilized by the Company.  The Company’s affiliate, Regent Care Building, LP, owns a 65,000 square foot building in Reno, Nevada, which is leased and utilized by another of the Company’s affiliates, Regent Care Operations, LP, for use in its nursing home operations.  The Company’s subsidiary, Regent Care San Marcos A-3 LP, owns a 74,000 square foot building in San Marcos, Texas, which is also used in nursing home operations.  Lease costs and related operating expenses for facilities of the Company’s subsidiaries are currently not significant in relation to the Company’s consolidated financial statements.  The intercompany lease costs related to The Westcap Corporation and the nursing homes have been eliminated for consolidated reporting purposes.

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

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010, the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of December 31, 2012 for this matter. Trial is set for April 22, 2013.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On March 4, 2013, the Plaintiff filed for an extension of time to file a motion for rehearing.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company has been informed that SUSEP is attempting to impose a penal fine of approximately $6 billion on the Company.  SUSEP has unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company and its legal advisors believe that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process have been invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2012:
High	$154.98	143.29	148.79	160.75
Low	132.20	124.66	134.00	137.81
Dividends Declared	—	—	0.36	—
2011:
High	$175.88	164.13	178.82	153.02
Low	151.78	149.85	132.15	130.00
Dividends Declared	—	—	0.36	—

There is no established public trading market for the Company’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 13, 2013 was as follows:

Class A Common Stock	3,847
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2012, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,516 and $36,000, respectively.  During 2011, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,515 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors but subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 82,468 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2012.  The weighted average exercise price of the outstanding options is $186.19 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2012.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2007, and that all dividends were reinvested.

140
130
120
110
100
90
80
70
60
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
National Western Life Insurance Company
NASDAQ Stock Market (US Companies)
NASDAQ Insurance Index

Issuer Purchases of Equity Securities

Effective March 10, 2006, the Company adopted and implemented a limited stock buy-back program associated with the Company's 1995 Stock Option and Incentive Plan ("Plan") which provides Option Holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option Holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. Effective August 22, 2008, the Company adopted and implemented another limited stock buy-back program substantially similar to the 2006 program for shares issued under the 2008 Incentive Plan.

The following table sets forth the Company’s repurchase of its Class A common shares from Option Holders for the quarter ended December 31, 2012. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2012 through October 31, 2012	—	$—	N/A	N/A
November 1, 2012 through November 30, 2012	—	—	N/A	N/A
December 1, 2012 through December 31, 2012	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share amounts)

Earnings Information:
Revenues:
Universal life and annuity contract charges	$149,328	132,133	127,192	145,651	133,424
Traditional life and annuity contract premiums	18,616	18,078	16,565	17,043	17,752
Net investment income	460,048	391,034	401,383	393,531	273,362
Other revenues	23,470	25,439	25,377	17,348	12,769
Net realized investment gains (losses)	13,200	6,063	5,475	(5,167)	(26,228)

Total revenues	664,662	572,747	575,992	568,406	411,079

Benefits and expenses:
Life and other policy benefits	51,842	46,494	52,929	48,997	39,759
Amortization of deferred policy acquisition costs	121,922	133,088	96,449	115,163	127,161
Universal life and annuity contract interest	262,339	232,788	266,603	242,816	138,960
Other operating expenses	87,978	77,541	55,448	92,192	55,630

Total benefits and expenses	524,081	489,911	471,429	499,168	361,510

Earnings before Federal income taxes	140,581	82,836	104,563	69,238	49,569
Federal income taxes	48,023	27,209	31,666	23,754	15,927

Net earnings	$92,558	55,627	72,897	45,484	33,642

Basic Earnings Per Share:
Class A	$26.19	15.74	20.67	12.90	9.54
Class B	$13.09	7.87	10.33	6.45	4.77

Diluted Earnings Per Share:
Class A	$26.19	15.73	20.61	12.87	9.48
Class B	$13.09	7.87	10.33	6.45	4.77

Balance Sheet Information:
Total assets	$10,263,858	9,727,999	8,773,948	7,518,735	6,786,480

Total liabilities	$8,872,178	8,451,214	7,555,157	6,404,682	5,800,267

Stockholders’ equity	$1,391,680	1,276,785	1,218,791	1,114,053	986,213

Book value per common share	$382.88	351.27	335.83	307.24	271.99

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2012 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 81 of this report.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

●	the level of sales and premium revenues collected
●	persistency of policies and contracts
●	return on investments sufficient to produce an acceptable spread margin over interest crediting rates
●	investment credit quality which minimizes the risk of default or impairment
●	levels of policy benefits and costs to acquire business
●	the level of operating expenses
●	effect of interest rate changes on revenues and investments including asset and liability matching
●	maintaining adequate levels of capital and surplus
●	actual levels of surrenders, withdrawals, claims and interest spreads and changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
●	change in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
●	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2012, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Impact of Recent Business Environment

The Company's business generally is aided by economic expansion, whether moderate or vigorous. Conversely, a muted economic recovery could adversely impact the demand for the Company's products in the future. Economic data has shown conflicting signals of both improvement and retrenchment over recent quarters generating uncertainty about the direction of the economy at least in the near term. The European debt crisis continues to cause stress within the markets and recent predictions of further contraction of economic activity in the region during 2013 amplify the concerns. There exists ongoing uncertainty to actions the United States Congress will take to address the national debt situation given the inability to address the "fiscal cliff" crisis in recent months. Although unemployment remains high at nearly 8% in the United States, recent minutes of Federal Reserve meetings indicate a growing faction no longer supporting the supposed stimulus effects of the quantitative easing programs implemented to spur economic growth. Inflation has now emerged as a concern to be monitored. Personal income growth remains relatively modest as the cessation of the payroll tax holiday of the past two years begins to filter through various measures of sales and consumption. In summary, many economic challenges remain both globally and in the United States.

The fixed income markets, our primary investment source, have generally experienced an improvement in fundamental credit quality as stronger liquidity and positive trends in corporate profitability provided a more favorable backdrop. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. Fixed maturity investment yields declined during 2012 as both credit spreads and U.S. Treasury yields migrated lower. Although the yield curve was moderately upward sloping at the end of 2012, the low overall interest rate environment creates a challenging scenario for obtaining yields to support crediting rates on interest sensitive products. We intentionally managed annuity sales in 2012 to lesser levels given the interest rate environment and the Company's desire to avoid adding blocks of business to its in force at exceptionally low interest rate thresholds.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and the Federal Reserve's “quantitative easing” initiatives threaten to push longer term interest rates higher by creating greater borrowing demand and fueling inflationary conditions, respectfully. Observers of credit markets increasingly refer to "frothy" conditions with respect to bonds and their low yields and speculate as to what may be the impetus to reverse the course on lower rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

Deferred Policy Acquisition Costs (“DPAC”).  The Company is required to defer certain policy acquisition costs and amortize them over future periods.  These costs include commissions and certain other expenses that vary with and are directly associated with acquiring new business.  The deferred costs are recorded as an asset commonly referred to as deferred policy acquisition costs. The DPAC asset balance is subsequently charged to income over the lives of the underlying contracts in relation to the anticipated emergence of revenue or profits.  Actual revenue or profits can vary from Company estimates resulting in increases or decreases in the rate of amortization.  The Company performs regular evaluations of its universal life and annuity contracts to determine if actual experience or other evidence suggests that earlier estimates should be revised. Assumptions considered significant include surrender and lapse rates, mortality, expense levels, investment performance, and estimated interest spread.  Should actual experience dictate that the Company change its assumptions regarding the emergence of future revenues or profits (commonly referred to as “unlocking”), the Company would record a charge or credit to bring its DPAC balance to the level it would have been if using the new assumptions from the inception date of each policy.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Universal life and annuity contract charges	$149,328	132,133	127,192
Traditional life and annuity premiums	18,616	18,078	16,565
Net investment income (excluding derivatives)	432,901	424,369	384,771
Other revenues	23,470	25,439	25,377

Operating revenues	624,315	600,019	553,905
Derivative gain (loss)	27,147	(33,335)	16,612
Net realized investment gains (losses)	13,200	6,063	5,475

Total revenues	$664,662	572,747	575,992

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges increased 13.0% in 2012 compared to 2011 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2012	2011	2010
	(In thousands)

Cost of insurance and administrative charges	$127,859	117,179	110,864
Surrender charges	39,156	31,368	35,897
Other charges	(757)	1,676	32
Gross contract revenues	166,258	150,223	146,793

Reinsurance premiums	(16,930)	(18,090)	(19,021)

Net contract charges	$149,328	132,133	127,772

Cost of insurance charges were $95.3 million in 2012 compared to $90.3 million in 2011 and $86.4 million in 2010. Cost of insurance charges typically trend with the size of the life insurance block in force. The increasing revenue from cost of insurance charges corresponds with the growth in life insurance in force.  At December 31, 2012, the volume of life insurance in force increased to $21.6 billion from $20.9 billion as of the end of 2011. Administrative charges were $32.6 million, $26.9 million and $24.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and correlate with new life insurance business sales both in number of policies placed as well as the volume of insurance issued. Surrender charges assessed against policyholder account balances upon withdrawal were $39.2 million in 2012 compared to $31.4 million in 2011 and $35.9 million in 2010. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders.

Traditional life and annuity premiums - Traditional life and annuity premiums increased 3% in 2012 compared to 2011.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. However, the recent financial crisis generated renewed interest in the Company's term life insurance products particularly with residents outside of the United States.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Gross investment income:
Debt securities	$408,204	400,431	363,483
Mortgage loans	11,879	12,123	9,191
Policy loans	5,079	5,143	5,352
Short-term investments	936	273	631
Other invested assets	7,965	7,438	8,494

Total investment income	434,063	425,408	387,151
Less: investment expenses	1,162	1,039	2,380

Net investment income (excluding derivatives)	432,901	424,369	384,771

Derivative gain (loss)	27,147	(33,335)	16,612

Net investment income	$460,048	391,034	401,383

Debt securities generated approximately 94% of total investment income, excluding derivative gains and losses, in 2012, consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. In the wake of two record years in annuity sales in 2010 and 2011, the Company experienced substantial cash flow for investing in debt securities which caused the portfolio to grow from $7.4 billion at December 31, 2010 to $8.2 billion at December 31, 2011 and to $8.8 billion at December 31, 2012. Despite the growth in the debt security portfolio, lower interest rate levels have persisted in accordance with Federal Reserve monetary policy which has depressed long-term U.S. Treasury rates. When combined with historically tight spreads of corporate securities over U.S. Treasury rate levels, this has resulted in lower yields on new investment purchases. The yield on debt security purchases to fund insurance operations declined to 3.37% in 2012 and 4.18% in 2011 from 4.45% in 2010.

The Company’s new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. Policy loan and other invested asset balances outstanding have remained relatively stable over the past few years.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$432,901	424,369	384,771
Average invested assets, at amortized cost	$8,702,615	7,959,868	6,899,013
Yield on average invested assets	4.97%	5.33%	5.58%

Including derivatives:
Net investment income	$460,048	391,034	401,383
Average invested assets, at amortized cost	$8,733,409	8,032,099	6,975,806
Yield on average invested assets	5.27%	4.87%	5.75%

The decline in average invested asset yield, excluding derivatives, from 2010 to 2011 and to 2012 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially most of its net cash flows in debt securities whose yields have declined during this period. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-indexed products. Fair values of the purchased call options have oscillated over the past few years with gains in 2012 and 2010 and losses in 2011 due to intermittent increases and decreases in the S&P 500 Index® during this period. Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $22.8 million, $21.8 million and $22.9 million in 2012, 2011 and 2010, respectively. Other revenues in 2011 also includes $2.9 million received as net settlement of a lawsuit in which the Company was plaintiff.

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

Gains and losses from index options are due to equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-indexed products also fluctuates in a similar manner and direction. In 2012, the Company incurred unrealized gains on unexpired options in excess of the realized losses on expiring options thus resulting in an overall derivative gain for the period. In 2011, the opposite situation occurred as unrealized losses on unexpired options exceeded the realized gains on expiring options. In 2010, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expenses.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Derivatives:
Unrealized gain (loss)	$36,639	(61,284)	(22,167)
Realized gain (loss)	(9,492)	27,949	38,779

Total gain (loss) included in net investment income	$27,147	(33,335)	16,612

Total contract interest	$262,339	232,788	266,603

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt securities as well as valuation allowances recorded on mortgage loans. The net investment gains reported in 2012 consisted of gross gains of $15.8 million, primarily from calls and sales of debt securities and the sale of a foreclosed property, offset by gross losses of $2.6 million, which include other-than-temporary impairment losses described below.

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$1,243	125	670
Equities	97	14	59
Mortgage loans	637	609	387
Real estate	214	(366)	178

Total	$2,191	382	1,294

Debt security impairments in 2012 and 2011 primarily include write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the financial statements. Debt security impairments in 2010 included similar impairment write-downs on certain asset-backed securities as well as impairment losses on corporate debt securities.

Equity impairments represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $50,000.

The mortgage loan valuation write-down in 2012 of $0.7 million represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years. It is not identified with a specific underlying asset. The mortgage loan valuation write-downs in 2011 and 2010 principally involved a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina. The write-downs reflect an adjustment to a newly provided appraisal of the property. The property was subsequently acquired through foreclosure then sold during 2012 for a net gain on the sale of $2.7 million.   The real estate valuation write-down in 2010 principally pertains to property located in Fort Smith, Arkansas. The Company had a letter of intent to sell the property at December 31, 2010 and adjusted the carrying value associated with the offer. The Company subsequently sold the property in January 2011.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Life and other policy benefits	$51,842	46,494	52,929
Amortization of deferred policy acquisition costs	121,922	133,088	96,449
Universal life and annuity contract interest	262,339	232,788	266,603
Other operating expenses	87,978	77,541	55,448

Totals	$524,081	489,911	471,429

Life and other policy benefits - Life and other policy benefits include death claims of $31.8 million, $29.8 million and $32.9 million for 2012, 2011 and 2010, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master data base for deceased individuals matching with insureds under in force policies of the Company. The Company identified death claims of $2.5 million in 2012 through this initiative for deaths incurred over the past decade and prior in some cases. Going forward, the Company will continue the program annually in order to identify unreported death claims although the amounts will be lesser in scope as the search will be more current. In January 2010, the country of Haiti, where the Company is licensed to sell its products, sustained a severe earthquake in its major city of Port-au-Prince. Death claims received by the Company as a result of this incident approximated $3.1 million after reinsurance and are included in life and other policy benefits for 2010.

The Company had been implementing new actuarial reserving systems over the past several years that will enhance its ability to provide estimates used in establishing future policy liabilities, monitor the deferred acquisition costs and deferred sales inducement assets as well as support other actuarial processes within the Company. The Company substantially completed its installation of a vendor software product for use in calculating the GAAP reserve liability for future policy benefits of its products. The vendor system provides actuarial formula calculations producing refined estimates of reserves in accordance with GAAP. The previous reserving system produced estimated liabilities on state regulated actuarial formulas which were supplemented with adjustments in order to produce GAAP reserve estimates. The Company elected to purchase and install the new reserving system as growth in its lines of businesses created a need for more refined and controlled actuarial reserve computations in accordance with GAAP. The implementation of these new reserving systems for specific blocks of business began in the second quarter of 2009 and the final blocks of business were completed in the fourth quarter of 2011. During the conversion process, current reserving assumptions were reviewed and updated as appropriate.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are directly related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses and sales inducements. The Company defers sales inducements in the form of first year interest bonuses on annuity and universal life products that are directly related to the production of new business.  These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance the Company must also write off deferred acquisition costs, unearned revenue liabilities, and deferred sales inducement assets upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2012, 2011 and 2010.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2012	2011	2010
	(In thousands)

Unlocking	$—	(7,945)	(2,700)
True-up	12,820	(7,802)	(4,117)

Totals	$12,820	(15,747)	(6,817)

As noted previously in the discussion of the Company's net investment income, investment yields have been declining precipitously the past several years in tandem with intervention by the Federal Reserve and its policies to aid the economy in recovering from the financial crisis of 2008-2009. These policies have depressed interest rate levels to historical lows. In the fourth quarter of 2011, the Federal Reserve announced it's intention to maintain interest rates at current levels for at least the next couple of years in order to promote further economic recovery. As a result of this announced intention, the Company reevaluated it's assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.  The unlocking adjustment increased DPAC amortization expense by $7.9 million and reduced DPAC asset balances for deferred annuities and universal life by a like amount.

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

True-up adjustments are recorded quarterly and the adjustments in 2012, 2011 and 2010 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. The true-up adjustments by line of business were as shown in the following table.

	Years Ended December 31,
True-up Adjustments	2012	2011	2010
	(In thousands)

Annuities	$(5,886)	(6,842)	(6,454)
International life	12,696	(582)	2,910
Domestic life	6,010	(378)	(573)

Totals	$12,820	(7,802)	(4,117)

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.88%	3.08%	3.41%	2.87%	3.99%	3.93%
Interest sensitive life	4.06%	4.14%	4.35%	5.48%	5.04%	5.25%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains in 2012 of $27.1 million, net realized and unrealized losses of $33.3 million in 2011, and net realized and unrealized gains of $16.6 million in 2010.

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

Contract interest in 2010 also includes $16.7 million of policy credits added in conjunction with the settlement of a class action lawsuit involving the Company's annuity products. See additional comments in “Other Operating Expenses” below.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

General insurance expense	$24,028	21,282	4,694
Nursing home expenses	21,620	21,046	20,056
Compensation expense	23,120	19,285	20,210
Commission expense	11,607	11,279	6,781
Taxes, licenses and fees	7,603	4,649	3,707

Totals	$87,978	77,541	55,448

During 2010, the Company settled a lawsuit which previously had been entirely accrued and expensed as a general insurance expense. The settlement defined the components of the amount previously accrued between policyholder benefits and operating expenses. This resulted in the Company decreasing operating expense by $16.7 million during 2010 and reclassifying the amount as annuity contract interest.  As the amount had been entirely accrued, there was no net effect on pretax earnings but it did produce a reduction in other operating expense in the 2010 results.

In addition to legal expense activity, general insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $3.5 million, $3.3 million, and $2.6 million in 2012, 2011, and 2010, respectively. The increasing trend in amortization expense is attributable to additional functionality being placed into operation during the period.

Nursing home expenses include the Company's two facilities in Reno, Nevada and San Marcos, Texas. The increase in nursing home expense generally corresponds with services provided that are associated with increasing revenues.

Compensation expense includes share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the three years shown, share based compensation expense totaled $1.1 million in 2012, $(2.6) million in 2011 and $(0.1) million in 2010. The negative expense in 2011 and 2010 reflects the market price decline in the Company’s Class A common stock as of the reporting dates while the increase in 2012 reflects an increase in the Company's Class A common shares from $136.16 at December 31, 2011 to $157.74 at December 31, 2012.

At year-end 2012, the Company was informed by the California Life and Health Guaranty Fund Association that it would be assessing the Company approximately $1.8 million for its pro rata share as part of the finalization of the Executive Life Insurance Company insolvency of twenty years ago. The assessment will be forthcoming in the first half of 2013 and the entire amount was accrued at December 31, 2012 and included in taxes, licenses and fees expense.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2012, 2011 and 2010 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2012	$1,255	35,556	33,206	13,961	83,978
2011	460	17,674	20,253	13,299	51,686
2010	(912)	21,722	34,316	14,212	69,338

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$31,143	30,387	27,622
Net investment income	21,194	16,980	17,226
Other revenues	62	69	167

Total premiums and other revenue	52,399	47,436	45,015

Benefits and expenses:
Life and other policy benefits	10,633	11,636	13,484
Amortization of deferred policy acquisition costs	7,461	11,467	9,352
Universal life insurance contract interest	17,507	9,760	10,643
Other operating expenses	14,895	13,890	12,839

Total benefits and expenses	50,496	46,753	46,318

Segment earnings (loss) before Federal income taxes	1,903	683	(1,303)

Federal income taxes (benefit)	648	223	(391)

Segment earnings (loss)	$1,255	460	(912)

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Universal life insurance revenues	$32,655	29,607	26,787
Traditional life insurance premiums	4,640	5,509	5,960
Reinsurance premiums	(6,152)	(4,729)	(5,125)

Totals	$31,143	30,387	27,622

The Company’s domestic life insurance in force policy count has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a five-to-one rate over the three years shown causing a declining level of insurance in force from which contract revenue is received. This ratio improved somewhat during 2012 to a three-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 66,000 at December 31, 2010 to 62,900 at December 31, 2011 and to 60,000 at December 31, 2012. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2012 was 56% higher than in 2011 and the volume of insurance issued was 123% greater than that in 2011. Contract revenues associated with this increased new business activity account for the overall increase in domestic life premiums and contract charges.

During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain geographic markets and instituted commission caps and other preventive procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy. The level of life insurance volume subsequently lapsed at a rate in excess of 11.2% during 2010. However, this rate declined to 7.1% in 2011 and further to 6.6% in 2012.

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Universal life insurance:
First year and single premiums	$76,545	27,571	11,672
Renewal premiums	18,428	19,643	21,025

Totals	$94,973	47,214	32,697

The Company’s efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During the past couple of years the Company has achieved some success in this regard with the number of new policies issued increasing 76% in 2011, reversing a multi-year trend of declining activity, and trending higher still in 2012 as noted above. Sales the past two years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income for this segment of business has been gradually increasing the past two years due to the increased new business activity described above and a higher level of investments needed to support this growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields attained from debt security investment purchases during this timeframe. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed -index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$20,205	17,126	16,837
Derivative gain (loss)	989	(146)	389

Net investment income	$21,194	16,980	17,226

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2012 was consistent when compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2010, 2011 and 2012.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	(1,542)	—
True-up	6,010	(378)	(573)

Totals	$6,010	(1,920)	(573)

The true-up adjustments recorded in 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for the year.The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.

International Life Insurance Operations

The Company's international life operations have been a steady contributor to the Company's overall earnings performance and represents a niche where the Company believes it has a competitive advantage. A stable population of distribution relationships has been developed given the Company's longstanding reputation for supporting its international life products coupled with the instability of competing insurers.

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$114,605	98,021	98,092
Net investment income	43,469	36,806	38,667
Other revenues	485	354	358

Total premiums and other revenue	158,559	135,181	137,117

Benefits and expenses:
Life and other policy benefits	20,877	20,709	29,228
Amortization of deferred policy acquisition costs	18,103	29,415	21,828
Universal life insurance contract interest	39,639	36,674	36,369
Other operating expenses	26,007	22,131	18,651

Total benefits and expenses	104,626	108,929	106,076

Segment earnings before Federal income taxes	53,933	26,252	31,041

Federal income taxes	18,377	8,578	9,319

Segment earnings	$35,556	17,674	21,722

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Universal life insurance revenues	$111,407	98,813	101,390
Traditional life insurance premiums	17,119	15,132	13,454
Reinsurance premiums	(13,921)	(15,924)	(16,752)

Totals	$114,605	98,021	98,092

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has grown from $17.3 billion at December 31, 2010 to $18.6 billion at December 31, 2011 and to $19.2 billion at December 31, 2012 promoting an increasing trend in revenues. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2012, the number of international life policies issued declined approximately 19% from the prior year while the volume of insurance issued was roughly 15% less than that in 2011.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided although the termination activity in 2012 increased over the pace incurred in 2011. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2012	$1,828.4	8.7%
Year Ended December 31, 2011	1,465.1	7.3%
Year Ended December 31, 2010	1,721.8	9.0%
Year Ended December 31, 2009	2,423.2	13.0%
Year Ended December 31, 2008	1,923.2	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Universal life insurance
First year and single premiums	$32,293	38,240	36,628
Renewal premiums	120,876	117,391	110,358

Totals	$153,169	155,631	146,986
The Company’s most popular international products have been its fixed-index universal life products in which policyholders can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of $97.8 million, $98.1 million and $90.2 million for the years ended 2012, 2011 and 2010, respectively.

As noted previously, net investment income and contract interest include period-to-period changes in fair value pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. To support the index crediting rate feature on its fixed-index universal life products the Company purchases S&P 500 Index® call options. With the growth in the block of business of these policies, the period-to-period changes in fair values of the underlying options used to hedge this interest crediting feature have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$39,074	39,528	36,205
Derivative gain (loss)	4,395	(2,722)	2,462

Net investment income	$43,469	36,806	38,667

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and separately reserved for. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2012, the average face amount of insurance purchased was approximately $380,000, an increase of approximately 5% over the previous year. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The expense shown for 2010 includes death claims of approximately $3.1 million, after reinsurance, associated with the Haiti earthquake in January 2010.

As noted previously, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	(1,926)	—
True-up	12,696	(582)	2,910

Totals	$12,696	(2,508)	2,910

Similar to domestic life results, the true-up adjustments recorded in 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for the year. The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the performance of underlying equity indices associated with fixed-index universal life products.  The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company’s use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of Item 7.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$22,196	21,803	18,043
Net investment income	375,431	318,294	327,975
Other revenues	80	3,170	2,002

Total premiums and other revenue	397,707	343,267	348,020

Benefits and expenses:
Life and other policy benefits	20,332	14,149	10,217
Amortization of deferred policy acquisition costs	96,358	92,206	65,269
Annuity contract interest	205,193	186,354	219,591
Other operating expenses	25,456	20,474	3,905

Total benefits and expenses	347,339	313,183	298,982

Segment earnings before Federal income taxes	50,368	30,084	49,038

Federal income taxes	17,162	9,831	14,722

Segment earnings	$33,206	20,253	34,316

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2012 was 6.1%, a slight increase from a rate of 5.9% in 2011 and 5.5% in 2010.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Fixed-indexed annuities	$680,210	902,613	900,301
Other deferred annuities	145,785	458,692	510,332
Immediate annuities	38,722	29,685	20,378

Totals	$864,717	1,390,990	1,431,011

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 79%, 65% and 63% for the years ended December 31, 2012, 2011 and 2010, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest rate bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $31.8 million, $46.7 million and $51.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net investment income (excluding derivatives)	$353,667	348,761	314,214
Derivative gain (loss)	21,763	(30,467)	13,761

Net investment income	$375,430	318,294	327,975

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-index annuity products with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Given the bifurcation of the embedded option in the determination of the contract reserve liability, a comparable impact for the derivative component in fixed-index annuity products is reflected in contract interest expense.

Life and policy benefits for the annuity segment includes reserves established for contracts in a payout mode with or without life contingencies. The actuarial reserving systems that the Company implemented during the past several years included this particular block of policies. With the growth in the Company’s overall block of annuity business more contracts convert to a payout status and reserves are established for those policies. Additionally, during 2011, the Company added $19.2 million of reserves to a closed block of annuity business with higher minimum guaranteed interest rates as a result of extending the assumed benefit period beyond that previously used.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2010, 2011 and 2012.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	(4,477)	(2,700)
True-up	(5,886)	(6,842)	(6,454)

Totals	$(5,886)	(11,319)	(9,154)

As the true-up adjustments in each period decreased DPAC balances a corresponding increase in DPAC amortization expense was recorded. The true-up adjustments in 2012, 2011 and 2010 relate to changes in policy lapse or termination rates, expense levels and credit rates compared to anticipated experience. In addition to the true-up adjustments shown above, during the second quarter of 2011 the Company decreased its DPAC balances (increased amortization expense) an additional $4.0 million for adjustments determined in conjunction with the implementation of the new actuarial software platform which allowed the Company to perform an analysis of DPAC balances in finer detail.

The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability. During 2010, the Company unlocked for a change in projected surrender charge rates on certain fixed rate annuities that reduced DPAC (and increased amortization expense) by $2.7 million. Unlocking was not done during the year ended December 31, 2012.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Fixed-indexed annuities	$107,046	78,831	153,331
All other annuities	102,757	124,523	95,353

Gross contract interest	209,803	203,354	248,684
Bonus interest deferred and capitalized	(31,758)	(46,708)	(51,089)
Bonus interest amortization	27,150	29,708	21,996

Total contract interest	$205,195	186,354	219,591

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

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the year ended December 31, 2012, deferred sales inducement balances were reduced by $5.5 million in true-up adjustments. This decrease is included in the above table as an addition to bonus interest amortization. For the year ended December 31, 2011, deferred sales inducement balances were reduced by $1.2 million for unlocking and by $1.6 million pertaining to the Company's implementation of new actuarial system technology. These adjustments, reflected above as additional bonus interest amortization, were incremental to true-up adjustment recognized during the period.

Gross contract interest in 2010 includes an additional $16.7 million for policy credits as part of the settlement of a class action lawsuit. This amount had been provided for in prior year financial results as an operating expense accrual since the character of the settlement amount was not known at that time. Accordingly, a reclassification was made in the 2010 consolidated financial statements to report the amounts as contract interest with a corresponding reduction in other operating expenses.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.2 million, $0.8 million and $2.8 million of operating earnings in 2012, 2011, and 2010, respectively.   The decline in earnings in 2011 reflects reductions in Medicare and Medicaid reimbursement rates as state governmental entities addressed their budget deficit conditions. The remaining earnings in Other Operations of $12.8 million, $12.5 million, and $11.7 million for the years ended December 31, 2012, 2011, 2010, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $4.9 million, $4.5 million, and $4.4 million in 2012, 2011, and 2010, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2012 and 2011.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans.

	December 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,775,854	96.5	$8,250,316	96.3
Mortgage loans	142,170	1.6	157,460	1.8
Policy loans	71,549	0.8	74,967	0.9
Derivatives, index options	57,890	0.6	30,844	0.4
Real estate	18,800	0.2	19,220	0.2
Equity securities	12,267	0.1	16,546	0.2
Other	22,639	0.2	15,252	0.2

Totals	$9,101,169	100.0	$8,564,605	100.0

The Company’s investment portfolio increased 6% to $9.1 billion at December 31, 2012 compared to $8.6 billion at December 31, 2011 due to positive cash flows from operating and financing activities.  The primary driver of the increase was another strong annuity sales year. Although intentionally managed to a lower level, approximately $0.8 billion in annuity deposits were collected in 2012.  The increase in investments also includes improved security fair market values (for debt securities categorized as "available for sale" and reported at fair value on the consolidated balance sheet) as a result of a decline in interest rates and, to a lesser extent, credit spread tightening.  The unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value, increased from $202.3 million at December 31, 2011 to $257.5 million at December 31, 2012.

Derivatives, index options are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the balance sheet at fair value in accordance with GAAP. As previously discussed in the Results of Operations section of this Item 7, the unrealized gain position of options held at December 31, 2012 of $36.6 million was approximately $97.9 million larger than the unrealized loss position at December 31, 2011 ($61.3 million).

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

	December 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,264,884	60.0	$4,289,680	52.0
Mortgage-backed securities	1,957,380	22.3	2,258,706	27.4
Public utilities	1,062,666	12.1	1,045,387	12.6
States & political subdivisions	391,633	4.5	362,252	4.4
U.S. agencies	23,114	0.3	205,464	2.5
Asset-backed securities	48,216	0.5	56,178	0.7
Foreign governments	26,054	0.3	30,712	0.4
U.S. Treasury	1,907	—	1,937	—

Totals	$8,775,854	100.0	$8,250,316	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows.  The percentage of mortgage-backed securities in the Company's investment portfolio declined during 2012 reflecting increased prepayment activity induced by the low interest rate environment. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in theses states.

Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2012	2011
	(Dollars in thousands)

Cost of acquisitions	$1,419,730	$1,410,389
Average S&P quality	A-	AA-
Effective annual yield	3.37%	4.18%
Spread to treasuries	1.59%	1.43%
Effective duration	8.2 years	7.1 years

Rating agencies generally view mortgage-backed securities as having additional risk for insurers holding interest sensitive product liabilities given a potential asset/liability disintermediation. Consequently, the Company holds predominantly agency mortgage-backed securities.  Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations, which have more predictable cash flow patterns than pass-through securities.  These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs.  The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk.  Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

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

	December 31, 2012		December 31, 2011
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA and U.S. government	$111,859	1.3	$173,176	2.0
AA	2,646,017	30.2	3,067,454	37.2
A	2,529,537	28.8	2,078,808	25.2
BBB	3,322,674	37.8	2,784,711	33.8
BB and other below investment grade	165,767	1.9	146,167	1.8

Totals	$8,775,854	100.0	$8,250,316	100.0

National Western does not purchase below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2012	$161,550	165,767	168,671	1.8%

December 31, 2011	$144,131	146,167	140,590	1.7%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2012 was relatively consistent with that of year-end 2011 although the dollar amount increased due to certain issues held being downgraded to below-investment grade levels during the year.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2012 are summarized below, including 2012 and 2011 fair values for comparison. The Company is continually monitoring developments in these industries that may affect security valuation issues.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2012	Carrying Value 2012	Fair Value 2012	Fair Value 2011
	(In thousands)

Retail	$24,802	23,770	23,770	8,478
Telecommunications	5,434	8,538	8,538	7,863
Asset-backed securities	8,574	8,574	9,989	12,498
Mortgage-backed	7,764	7,775	7,775	8,173
Transportation	—	320	320	415
Manufacturing	52,755	54,380	56,325	55,210
Banking/finance	32,512	32,525	31,324	35,927
Other	29,709	29,885	30,630	12,026

Totals	$161,550	165,767	168,671	140,590

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at December 31, 2012 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale:

Company	S&P Rating	Book Value 2012	Fair Value 2012	Country Domiciled
	(In thousands)

Covidien	A	$24,205	26,354	Ireland
CRH	BBB+	10,997	11,643	Ireland
Telecom Italia	BBB	11,998	12,330	Italy
Telefonica	BBB	11,751	13,072	Spain

Totals		$58,951	63,399

Securities Held to Maturity:

		Book Value	Fair Value	Country
Company	S&P Rating	2012	2012	Domiciled
	(In thousands)

Coca-Cola HBC	BBB	$4,017	4,369	Greece
CRH	BBB+	3,007	3,099	Ireland
EDP	BB+	17,211	17,955	Portugal
Enel	BBB+	19,914	21,960	Italy
Finmeccanica	BBB-	15,025	15,044	Italy
Iberdrola Finance	BBB	2,899	3,143	Spain
Telecom Italia	BBB	2,996	3,132	Italy
Telefonica	BBB	8,140	8,740	Spain

Totals		$73,209	77,442

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

During the year ended December 31, 2012, the Company recorded other-than-temporary impairment ("OTTI") credit related write-downs on debt securities totaling $1.2 million and $0.1 million on equity securities, respectively. The debt security impairments all pertained to asset-backed securities whose discounted future cash flows fell below the Company's amortized cost basis in such securities in conjunction with fair value declines. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

As of April 1, 2009, the Company adopted the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss. See Note 1, Summary of Significant Accounting Policies, and Note 3, Investments, in the accompanying consolidated financial statements for further discussion.  Since adoption of this new guidance, the Company recognized $7.4 million of other-than-temporary impairments; of which $2.3 million was deemed credit related and recognized as realized investment losses in earnings, and $5.1 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2012, approximately 30.3% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2012
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$6,503,627	5,962,120	541,507
Securities available for sale:
Debt securities	2,813,734	2,559,052	254,682
Equity securities	12,267	9,460	2,807

Totals	$9,329,628	8,530,632	798,996

Asset-Backed Securities

The Company holds approximately $48.2 million in asset-backed securities as of December 31, 2012.  This portfolio includes $15.9 million of manufactured housing bonds and $32.3 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $3.8 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With government intervention through the quantitative easing initiatives over the past few years, the housing market has begun to show signs of stabilizing.  There has also been an improvement in the prices of subprime securities as the bond market became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2012 were underwritten prior to 2005 as noted in the table below.

	December 31, 2012		December 31, 2011
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$5,310	5,014	6,767	6,611
2002	—	—	492	740
2003	3,927	4,960	4,296	4,186
2004	23,067	26,225	21,123	19,931

Subtotal subprime	$32,304	36,199	32,678	31,468

Alt A:
2004	$3,839	3,839	4,223	4,223

As of December 31, 2012, 2 of the subprime securities were rated AAA, 3 were rated AA, 4 were rated BBB and 2 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available which met the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $21.5 million and $37.3 million in total loans for the years 2012 and 2011, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the year ended December 31, 2012, one property was acquired through mortgage loan foreclosure and for the year ended December 31, 2011, no real estate properties were acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $142.2 million and $157.5 million at December 31, 2012 and 2011, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$78,010	54.6	$89,474	55.2
New England	21,160	14.8	21,401	13.2
Mountain	2,180	1.5	15,922	9.8
Pacific	18,178	12.7	12,001	7.4
East South Central	10,261	7.2	10,411	6.4
East North Central	10,367	7.3	10,018	6.2
Middle Atlantic	2,103	1.5	2,195	1.4
South Atlantic	561	0.4	609	0.4
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$98,180	68.7	$97,881	60.4
Hotel/Motel	4,139	2.9	25,679	15.8
Land/Lots	12,618	8.8	13,604	8.4
Apartments	16,919	11.9	11,103	6.9
Office	4,354	3.1	8,858	5.5
All other	6,610	4.6	4,906	3.0
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$58,754	41.1	$68,048	42.0
50% to 60%	27,832	19.5	32,091	19.8
60% to 70%	23,518	16.5	25,692	15.9
70% to 80%	9,431	6.6	5,505	3.4
80% to 90%	—	—	—	—
Greater than 90%	23,285	16.3	30,695	18.9
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

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

The Company recognized valuation losses of $0.65 million, $0.609 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. The valuation write-downs in 2011 and 2010 pertained to specifically impaired loans. The specific principle balances requiring a valuation allowance were $0.0 million, $7.0 million and $7.0 million in 2012, 2011, and 2010, respectively.  The amount of interest recorded while these loans were impaired was $0 million, $0.3 million and $0.1 million in 2012, 2011, and 2010, respectively.  The impairments in 2011 and 2010 were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Balance, beginning of period	$4,571	3,962
Provision	650	609
Releases	(4,571)	—

Balance, end of period	$650	4,571

The mortgage loan allowance released during 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was foreclosed and the Company incurred a write-down of $0.6 million and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold in the third quarter of 2012 for a net gain of $2.7 million. The mortgage loan provision at December 31, 2012 represents a general allowance based upon the Company's mortgage loan portfolio loss experience over the past ten years.

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2012 and one mortgage loan past due six months or more at December 31, 2011, with principal balances totaling $0.0 million and $7.0 million, respectively.  There was no interest income not recognized in 2012, 2011 and 2010.

The contractual maturities of mortgage loan principal balances at December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$23,869	16.6	$17,661	10.8
Due after one year through five years	44,973	31.3	62,851	38.6
Due after five years through ten years	44,993	31.4	51,720	31.8
Due after ten years through fifteen years	8,862	6.2	9,423	5.8
Due after fifteen years	20,759	14.5	21,188	13.0

Totals	$143,456	100.0	$162,843	100.0

The Company's real estate investments total approximately $18.8 million at December 31, 2012 and $19.2 million at December 31, 2011, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains and losses of $2.6 million, $(0.1) million and $(0.1) million associated with these properties in the years ended December 31, 2012, 2011 and 2010, respectively.

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

The fair value of derivative instruments presented in the Company’s consolidated financial statements totaling $57.9 million at December 31, 2012 and $30.8 million at December 31, 2011 pertain to notional policyholder account values of $2.02 billion and $1.95 billion at December 31, 2012 and 2011, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities the past two years is reflected in the tables below.

	December 31,
	2012	2011
	(In thousands except percentages)

Debt securities - fair value	$9,317,361	8,690,737
Debt securities - amortized cost	$8,521,172	8,058,057

Fair value as a percentage of amortized cost	109.34%	107.85%
Unrealized gains at year-end	$796,189	632,680
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(0.12)%	(1.42)%

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2012	2011	Balance
	(In thousands)

Debt securities held to maturity	$541,507	440,421	101,086
Debt securities available for sale	254,682	192,259	62,423

Totals	$796,189	632,680	163,509

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's consolidated financial statements at December 31, 2012 and 2011, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2012, market interest rates of the ten-year U.S. Treasury bond decreased roughly 12 basis points from year end 2011. In addition, there was an increase in demand for corporate bonds across the yield curve causing spreads between corporate bonds and treasury securities to tighten. Therefore, the increase in unrealized gains of $163.5 million was the result of the decline both in interest rates and corporate bond spreads.   The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The Company seeks to minimize the impact of interest rate risk through surrender charges that are imposed to discourage policy surrenders and to offset unamortized acquisition costs. Certain products, such as supplementary contracts with life contingencies, are not subject to surrender or discretionary withdrawal. The Company also includes a market value adjustment (“MVA”) feature on many of its annuity products which may increase or decrease the amount paid to contract holders upon surrender of their contract as a means to further mitigate interest rate risk. The MVA is a mathematical formula which uses changes in interest rates since the inception of a contract (typically linked to U.S. Treasury interest rates) to the date of surrender and will decrease the amount paid upon surrender when interest rates rise or increase the amounts paid when interest rates decline. As noted above, the value of the Company’s fixed debt securities decline in a rising interest rate environment and the MVA feature which decreases amounts paid upon surrender in a rising rate environment serves to discourage this activity. Conversely, in a decreasing interest rate environment surrender activity poses less of a risk to the Company as the value of its fixed debt securities backing the contracts increases. If necessary, the securities backing the contracts surrendered could be sold at a gain offsetting the increased amount paid upon surrender due to the MVA.

The following table profiles the Company’s insurance liabilities at December 31, 2012 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2012
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,802,791	26.5
With surrender charge of 5% or more	4,218,807	61.7
With surrender charge of 5% or less	349,893	5.1
Not subject to discretionary withdrawal	461,182	6.7

Total	$6,832,673	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$9,734,141	9,329,628	8,892,164	8,455,223	8,035,983
Mortgage loans	153,842	147,365	141,395	135,879	130,768
Other loans	15,697	15,273	14,872	14,491	14,128
Derivatives	57,146	57,890	60,327	62,739	65,460

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2012. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2012.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$(1,547)	2,456	3,880	4,402

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2012, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2012 and 2011.

		December 31, 2012
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A+	$12,879	11,733	1,146
Wells Fargo	Aa3/AA-	8,150	162	7,988
Bank of America	A3/A	15,100	9,990	5,110
Barclays Bank	A2/A+	9,644	—	9,644
BNP Paribas	A2/A+	7,636	5,379	2,257
JPMorgan Chase	Aa3/A+	4,481	1	4,480

		$57,890	27,265	30,625

		December 31, 2011
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	Aa1/A+	$8,881	8,472	409
Wells Fargo	Aa3/AA-	8,106	—	8,106
Bank of America	A2/A	7,192	1,824	5,368
Barclays Bank	Aa3/A+	2,585	—	2,585
BNP Paribas	Aa3/AA-	2,312	—	2,312
JPMorgan Chase	Aa1/A+	1,768	1	1,767

		$30,844	10,297	20,547

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2012.

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

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$461,182	6.7%	$472,000	7.2%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,802,791	26.5%	1,869,974	28.6%
At contract value less current surrender charge of 5% or more	4,218,807	61.7%	3,854,855	58.8%

Subtotal	6,482,780	94.9%	6,196,829	94.6%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	349,893	5.1%	354,215	5.4%

Total annuity reserves and deposit liabilities	$6,832,673	100.0%	$6,551,044	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2012	2011	2010
	(In thousands)

Product Line:
Traditional Life	$4,913	3,574	4,679
Universal Life	50,905	41,902	44,427
Annuities	458,249	468,032	384,067

Total	$514,067	513,508	433,173

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added approximately $3.6 billion in deposits over the past three years. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $290.3 million, $244.8 million, and $178.9 million in 2012, 2011, and 2010, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1,821.4 million, $812.5 million, and $911.3 million in 2012, 2011, and 2010, respectively. Cash flows from security maturities, redemptions, and prepayments were amplified over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2013.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $144.2 million, $662.9 million, and $855.9 million in 2012, 2011, and 2010, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2012, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a substantial discount to the book value for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain high financial strength ratings and the ability to take competitive advantages as they arise.  The capacity to pay dividends is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2012, the maximum amount legally available for distribution without further regulatory approval is $100 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations (1)	$150	150	—	—	—
Life claims payable (2)	63,321	63,321	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	10,859,204	1,048,884	1,852,343	1,678,654	6,279,323

Total	$10,922,675	1,112,355	1,852,343	1,678,654	6,279,323

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

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The adoption of this guidance was effective January 1, 2012. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.  While changes have taken place in internal controls during the year ended December 31, 2012, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Western Life Insurance Company:

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP

Houston, Texas
March 18, 2013

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2012 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 21, 2013 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2012.

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

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(h)	-	Bylaws of National Western Life Insurance Company dated March 22, 2010 (incorporated by reference to Exhibit 3ii(h) to the Company’s Form 8-K March 22, 2010).

Exhibit 10(a)	-
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

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to Form 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to Form 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to Form 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to Form 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to Form 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to Form 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (Exhibit 10(bf) to Form 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10(bg) to Form 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10(bh) to Form 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10(bi) to Form 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10(bj) to Form 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10(bk) to Form 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to Form 8-K dated July 31, 2006).

Exhibit 10(bm)	-	Life Systems, Incorporated Termination Agreement (Exhibit 10(bm) to Form 8-K dated March 30, 2007).

Exhibit 10(bn)	-	National Western Life Insurance Company 2007 Executive Officer Bonus Program (Exhibit 10(bn) to Form 8-K dated April 19, 2007).

Exhibit 10(bo)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bo) to Form 8-K dated April 19, 2007).

Exhibit 10(bp)	-	National Western Life Insurance Company 2007 International Marketing Officer Bonus Program (Exhibit 10(bp) to Form 8-K dated April 19, 2007).

Exhibit 10(bq)	-	National Western Life Insurance Company 2008 Executive Officer Bonus Program (Exhibit 10(bq) to Form 8-K dated March 17, 2008).

Exhibit 10(br)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(br) to Form 8-K dated August 22, 2008).

Exhibit 10(bs)	-	National Western Life Insurance Company 2008 International Marketing Officer Bonus Program (Exhibit 10(bs) to Form 8-K dated August 22, 2008).

Exhibit 10(bt)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (as amended) (Exhibit 10(bt) to Form 8-K dated October 16, 2008).

Exhibit 10(bu)	-	National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10(bu) to S-8 dated September 2, 2008).

Exhibit 10(bv)	-	National Western Life Insurance Company 2008 Senior Vice President Bonus Program (Exhibit 10(bv) to Form 10-K dated December 31, 2008).

Exhibit 10(bw)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(bw) to Form 8-K dated February 19, 2009).

Exhibit 10(bx)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(bx) to Form 8-K dated February 19, 2009).

Exhibit 10(by)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(by) to Form 8-K dated February 19, 2009).

Exhibit 10(bz)	-	National Western Life Insurance Company 2009 Senior Vice President Bonus Program (Exhibit 10(bz) to Form 8-K dated February 19, 2009).

Exhibit 10(ca)	-
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

Exhibit 10(cf)	-	National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (Exhibit 10(cf) to Form 10-K dated December 31, 2008).

Exhibit 10(cg)	-	First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (Exhibit 10(cg) to Form 10-K dated December 31, 2008).

Exhibit 10(ch)	-	Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (Exhibit 10(ch) to Form 10-Q dated March 31, 2009).

Exhibit 10(ci)	-	Revolving Credit Loan Agreement with Moody National Bank (Exhibit 10(ci) to Form 8-K dated August 31, 2009).

Exhibit 10(cj)	-	National Western Life Insurance Company 2010 Executive Officer Bonus Program (Exhibit 10(cj) to Form 8-K dated December 16, 2009).

Exhibit 10(ck)	-	National Western Life Insurance Company 2010 Domestic Marketing Officer Bonus Program (Exhibit 10(ck) to Form 8-K dated December 16, 2009).

Exhibit 10(cl)	-	National Western Life Insurance Company 2010 International Marketing Officer Bonus Program (Exhibit 10(cl) to Form 8-K dated December 16, 2009).

Exhibit 10(cm)	-	National Western Life Insurance Company 2010 Officer President Bonus Program (Exhibit 10(cm) to Form 8-K dated December 16, 2009).

Exhibit 10(cn)	-
Master Service Agreement between National Western Life Insurance Company and Flexible Architecture and Simplified Technology, Inc. dated March 30, 2010 (Exhibit 10(cn) to Form 8-K dated March 30, 2010).

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008. (Exhibit 10(co) to Form 10-Q dated March 31, 2010).

Exhibit 10(cp)	-
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

Exhibit 10(cv)	-	National Western Life Insurance Company 2011 Executive Officer Bonus Program (Exhibit 10(cv) to Form 8-K dated December 16, 2010).

Exhibit 10(cw)	-	National Western Life Insurance Company 2011 Domestic Marketing Officer Bonus Program (Exhibit 10(cw) to Form 8-K dated December 16, 2010).

Exhibit 10(cx)	-	National Western Life Insurance Company 2011 International Marketing Officer Bonus Program (Exhibit 10(cx) to Form 8-K dated December 16, 2010).

Exhibit 10(cy)	-	National Western Life Insurance Company 2011 Officer President Bonus Program (Exhibit 10(cy) to Form 8-K dated December 16, 2010).

Exhibit 10(cz)	-	National Western Life Insurance Company 2012 Executive Officer Bonus Program (Exhibit 10(cz) to Form 8-K dated December 14, 2011).

Exhibit 10(da)	-	National Western Life Insurance Company 2012 Domestic Marketing Officer Bonus Program (Exhibit 10(da) to Form 8-K dated December 14, 2011).

Exhibit 10(db)	-	National Western Life Insurance Company 2012 International Marketing Officer Bonus Program (Exhibit 10(db) to Form 8-K dated December 14, 2011).

Exhibit 10(dc)	-	National Western Life Insurance Company 2012 Officer President Bonus Program (Exhibit 10(dc) to Form 8-K dated December 14, 2011).

Exhibit 10(dd)	-	National Western Life Insurance Company 2013 Executive Officer Bonus Program (Exhibit 10(dd) to Form 8-K dated December 12, 2012).

Exhibit 10(de)	-	National Western Life Insurance Company 2013 Domestic Marketing Officer Bonus Program (Exhibit 10(de) to Form 8-K dated December 12, 2012).

Exhibit 10(df)	-	National Western Life Insurance Company 2013 International Marketing Officer Bonus Program (Exhibit 10(df) to Form 8-K dated December 12, 2012).

Exhibit 10(dg)	-	National Western Life Insurance Company 2013 Officer President Bonus Program (Exhibit 10(dg) to Form 8-K dated December 12, 2012).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I and V. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/KPMG LLP
Houston, Texas
March 18, 2013

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands)

ASSETS	2012	2011

Investments:
Securities held to maturity, at amortized cost (fair value: $6,503,627 and $6,082,330)	$5,962,120	5,641,909
Securities available for sale, at fair value (amortized cost: $2,568,512 and $2,422,650)	2,826,001	2,624,953
Mortgage loans, net of allowance for possible losses ($650 and $4,571)	142,170	157,460
Policy loans	71,549	74,967
Derivatives, index options	57,890	30,844
Other long-term investments	41,439	34,472

Total Investments	9,101,169	8,564,605

Cash and short-term investments	124,561	119,290
Deferred policy acquisition costs	705,397	722,542
Deferred sales inducements	152,844	155,753
Accrued investment income	92,665	87,875
Federal income tax receivable	5,655	—
Other assets	81,567	77,934

	$10,263,858	9,727,999

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2012	2011

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$8,430,545	8,023,798
Traditional life reserves	138,309	139,657
Other policyholder liabilities	148,561	151,308
Deferred Federal income tax liability	55,054	46,481
Federal income tax payable	—	5,962
Other liabilities	99,709	84,008

Total liabilities	8,872,178	8,451,214

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:
Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,766 shares issued and outstanding in 2012 and 2011	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2012 and 2011	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	76,786	53,176
Retained earnings	1,273,492	1,182,207

Total stockholders' equity	1,391,680	1,276,785

	$10,263,858	9,727,999

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands except per share amounts)

	2012	2011	2010

Premiums and other revenue:
Universal life and annuity contract charges	$149,328	132,133	127,192
Traditional life premiums	18,616	18,078	16,565
Net investment income	460,048	391,034	401,383
Other revenues	23,470	25,439	25,377
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	1,023	(1,752)	(729)
Portion of OTTI losses recognized in other comprehensive income	(2,364)	1,613	—
Net OTTI losses recognized in earnings	(1,341)	(139)	(729)
Other net investment gains	14,541	6,202	6,204
Total net realized investment gains (losses)	13,200	6,063	5,475

Total revenues	664,662	572,747	575,992

Benefits and expenses:
Life and other policy benefits	51,842	46,494	52,929
Amortization of deferred policy acquisition costs	121,922	133,088	96,449
Universal life and annuity contract interest	262,339	232,788	266,603
Other operating expenses	87,978	77,541	55,448

Total benefits and expenses	524,081	489,911	471,429

Earnings before Federal income taxes	140,581	82,836	104,563

Federal income taxes	48,023	27,209	31,666

Net earnings	$92,558	55,627	72,897

Basic Earnings Per Share:
Class A	26.19	15.74	20.67
Class B	13.09	7.87	10.33

Diluted Earnings Per Share:
Class A	26.19	15.73	20.61
Class B	13.09	7.87	10.33
See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net earnings	$92,558	55,627	72,897

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	27,211	10,955	33,417
Net unrealized liquidity gains (losses)	1,307	(215)	600
Reclassification adjustment for net amounts included in net earnings	(4,504)	(4,365)	(2,566)
Amortization of net unrealized (gains) losses related to transferred securities	148	27	9

Net unrealized gains (losses) on securities	24,162	6,402	31,460

Foreign currency translation adjustments	221	(217)	(308)

Benefit plans:
Amortization of net prior service cost and net gain	(773)	(3,417)	1,496

Other comprehensive income (loss)	23,610	2,768	32,648

Comprehensive income (loss)	$116,168	$58,395	105,545

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2012, 2011 and 2010 (In thousands)

	2012	2011	2010

Common stock:
Balance at beginning of period	$3,635	3,629	3,626
Shares exercised under stock option plan	—	6	3

Balance at end of period	3,635	3,635	3,629

Additional paid-in capital:
Balance at beginning of period	37,767	37,140	36,680
Shares exercised under stock option plan	—	627	460

Balance at end of period	37,767	37,767	37,140

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	69,117	62,356	31,639
Change in unrealized gains (losses) during period	22,855	6,761	30,717

Balance at end of period	91,972	69,117	62,356

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(2,321)	(2,511)	(2,751)
Amortization	393	33	38
Other-than-temporary impairments, non-credit, net of tax	289	(38)	589
Additional credit loss on previously impaired securities	411	106	—
Change in shadow deferred policy acquisition costs	(198)	89	(387)
			—
Balance at end of period	(1,426)	(2,321)	(2,511)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(608)	(59)	(562)
Other-than-temporary impairments, non-credit, net of tax	—	(1,118)	1,033
Change in shadow deferred policy acquisition costs	(424)	569	(530)
Recoveries, net of tax	836		—

Balance at end of period	(196)	(608)	(59)

		(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2012, 2011 and 2010 (In thousands)

	2012	2011	2010

Foreign currency translation adjustments:
Balance at beginning of period	2,368	2,585	2,893
Change in translation adjustments during period	221	(217)	(308)
Balance at end of period	2,589	2,368	2,585

Benefit plan liability adjustment:
Balance at beginning of period	(15,380)	(11,963)	(13,459)
Amortization of net prior service cost and net gain, net of tax	(773)	(3,417)	1,496

Balance at end of period	(16,153)	(15,380)	(11,963)

Accumulated other comprehensive income (loss) at end of period	76,786	53,176	50,408

Retained earnings:
Balance at beginning of period	1,182,207	1,127,614	1,055,987
Correction of an error (see Note 1)	—	239
Net earnings	92,558	55,627	72,897
Stockholder dividends	(1,273)	(1,273)	(1,270)

Balance at end of period	1,273,492	1,182,207	1,127,614

Total stockholders' equity	$1,391,680	1,276,785	1,218,791

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net earnings	$92,558	55,627	72,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	262,339	232,788	266,603
Surrender charges and other policy revenues	(14,720)	(4,251)	(35,350)
Realized (gains) losses on investments	(13,201)	(6,082)	(6,932)
Accrual and amortization of investment income	(1,458)	(2,588)	(2,056)
Depreciation and amortization	5,688	5,251	4,727
(Increase) decrease in value of derivatives	(27,147)	33,335	(16,612)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(10,623)	(65,073)	(124,191)
(Increase) decrease in accrued investment income	(4,790)	(8,155)	(8,148)
(Increase) decrease in other assets	(7,176)	(1,149)	(21,188)
Increase (decrease) in liabilities for future policy benefits	13,536	24,245	38,775
(Decrease) increase in other policyholder liabilities	(2,747)	(219)	22,597
(Decrease) increase in Federal income tax liability	(15,054)	(7,971)	(6,023)
(Decrease) increase in other liabilities	13,076	(11,104)	(6,230)
Other, net	—	111	(1)

Net cash provided by operating activities	290,281	244,765	178,868

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—	—
Securities available for sale	8,214	19,522	32,545
Other investments	8,791	5,183	4,779
Proceeds from maturities and redemptions of:
Securities held to maturity	1,473,885	640,620	833,157
Securities available for sale	347,521	171,852	78,175
Derivatives, index options	54,745	82,204	80,497
Purchases of:
Securities held to maturity	(1,787,388)	(1,311,122)	(1,633,597)
Securities available for sale	(490,689)	(387,203)	(359,365)
Derivatives, index options	(56,413)	(65,029)	(54,254)
Other investments	(5,380)	(10,903)	(2,212)
Principal payments on mortgage loans	36,545	19,534	21,943
Cost of mortgage loans acquired	(21,454)	(35,980)	(63,762)
(Increase) decrease in policy loans	3,418	3,481	(112)

Net cash used in investing activities	(428,205)	(867,841)	(1,062,206)
(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Cash flows from financing activities:
Dividends on common stock	$(1,273)	(1,273)	(1,270)
Deposits to account balances for universal life and annuity contracts	985,370	1,476,657	1,499,830
Return of account balances on universal life and annuity contracts	(841,126)	(813,766)	(643,911)
Issuance of common stock under stock option plan	—	633	463

Net cash provided by (used in) financing activities	142,971	662,251	855,112

Effect of foreign exchange	221	(217)	(308)

Net increase (decrease) in cash and short-term investments	5,271	38,958	(28,534)
Cash and short-term investments at beginning of year	119,290	80,332	108,866

Cash and short-term investments at end of year	$124,561	119,290	80,332

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	40	—	40
Income taxes	62,540	31,331	40,850

Noncash operating activities:
Deferral of sales inducements	$4,498	16,890	28,985

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

Realized gains and losses for securities available for sale and securities held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold or called.  Decline in the fair value below cost that is deemed other-than-temporary is bifurcated in credit and non-credit declines.  The noncredit related declines are reclassified as unrealized losses in accumulated other comprehensive income (loss).  Credit losses are recorded in earnings and result in the establishment of a new cost basis for the security.  The new discount or reduced premium amount is amortized over the remaining life of the impaired debt security prospectively based on the amount and timing of future estimated cash flows.

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

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its index annuity and life products.  The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index. The index options act as hedges to match closely the returns on the underlying index.  Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash is paid to the Company based on the underlying index performance and terms of the contract.  As a result, amounts credited to policyholders' account balances are substantially offset by changes in the value of the options.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there is credit risk in the event of nonperformance by counterparties to the indexed options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2012 and 2011, the fair values of index options owned by the Company totaled $57.9 million and $30.8 million, respectively.

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

A summary of information relative to deferred policy acquisition costs (DPAC) is provided in the table below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Deferred policy acquisition costs, beginning of year	$722,542	691,939	626,440

Policy acquisition costs deferred:
Agents' commissions	121,900	171,763	184,616
Other	6,617	9,755	7,185

Total costs deferred	128,517	181,518	191,801

Amortization of deferred policy acquisition costs	(121,922)	(133,088)	(96,449)
Adjustments for unrealized (gains) losses on investment securities	(23,740)	(17,827)	(29,853)

Deferred policy acquisition costs, end of year	$705,397	722,542	691,939

Effective in calendar year 2012, new GAAP guidance specifies those policy acquisition costs which may be deferred and amortized over future periods. Previously, guidance permitted companies greater discretion as to the acquisition costs it could capitalize and defer. The Company implemented the new guidance in 2012 and deferrable policy acquisition costs decreased to $6.6 million compared to $9.8 million and $7.2 million in 2011 and 2010, respectively. However, a good portion of the decrease in deferrable costs is attributed to lower acquisition costs incurred given reduced annuity sales levels.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Deferred sales inducements, beginning of year	$155,753	143,844	122,232

Sales inducement costs deferred	31,758	46,709	51,093
Amortization of sales inducements	(27,261)	(29,819)	(22,108)
Adjustments for unrealized (gains) losses on investment securities	(7,406)	(4,981)	(7,373)

Deferred sales inducements, end of year	$152,844	155,753	143,844

Amortization of deferred policy acquisition costs decreased to $121.9 million in the year ended December 31, 2012 compared to $133.1 million reported in 2011, and increased from the $96.4 million expense recorded in 2010.  Amortization expense in 2011 includes an unlocking adjustment to incorporate lower future portfolio yield rate assumptions which increased DPAC amortization by $7.9 million. There were no unlocking adjustments in 2012 and 2010. DPAC true-up adjustments were also recorded in 2012, 2011 and 2010 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $12.8 million decrease in amortization expense in 2012 and $7.8 million and $4.1 million increases in amortization expense in 2011 and 2010, respectively.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Annuity deposits	$864,719	1,390,990	1,431,011
Universal life insurance deposits	248,118	202,774	179,682
Traditional life and other premiums	21,476	20,978	19,385

Totals	$1,134,313	1,614,742	1,630,078

2.  Statutory accounting practices require commissions and related costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

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

6.  Investments in subsidiaries are recorded as affiliated common stock investments at their respective SSAP investment value under statutory accounting, whereas the financial statements of the subsidiaries have been consolidated with those of the Company under GAAP.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. The table below provides the Company’s net gain from operations, net income, unassigned surplus (retained earnings) and capital and surplus (stockholders' equity), on the statutory basis used to report to regulatory authorities for the years ended December 31.

	2012	2011	2010
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$130,644	78,283	106,966

Net income	84,473	53,901	76,954

Unassigned surplus	961,054	859,074	821,097

Capital and surplus	1,004,766	922,522	878,451

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

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The adoption of this guidance was effective January 1, 2012. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The new effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2012	2011
	(In thousands)

Debt securities held to maturity	$15,399	14,913
Debt securities available for sale	823	1,304
Short-term investments	475	475

Totals	$16,697	16,692

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Gross investment income:
Debt securities	$408,204	400,431	363,483
Mortgage loans	11,879	12,123	9,191
Policy loans	5,079	5,143	5,352
Derivative gains (losses)	27,147	(33,335)	16,612
Money market investments	936	273	631
Other investment income	7,965	7,438	8,494

Total investment income	461,210	392,073	403,763
Investment expenses	1,162	1,039	2,380

Net investment income	$460,048	391,034	401,383

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.5 million, $1.6 million and $3.2 million at December 31, 2012, 2011 and 2010, respectively.

(B)  Mortgage Loans and Real Estate

A financing receivable is a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in a company’s statement of financial position.  The Company’s mortgage, participation and mezzanine loans on real estate are the only financing receivables included in the balance sheet.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available which met the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $21.5 million and $37.3 million in total loans for the years 2012 and 2011, respectively.

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

The Company held net investments in mortgage loans totaling $142.2 million and $157.5 million at December 31, 2012 and 2011, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$78,010	54.6	$89,474	55.2
New England	21,160	14.8	21,401	13.2
Mountain	2,180	1.5	15,922	9.8
Pacific	18,178	12.7	12,001	7.4
East South Central	10,261	7.2	10,411	6.4
East North Central	10,367	7.3	10,018	6.2
South Atlantic	561	0.4	609	0.4
Middle Atlantic	2,103	1.5	2,195	1.4
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$98,180	68.7	$97,881	60.4
Hotel/Motel	4,139	2.9	25,679	15.8
Land/Lots	12,618	8.8	13,604	8.4
Apartments	16,919	11.9	11,103	6.9
Office	4,354	3.1	8,858	5.5
All other	6,610	4.6	4,906	3.0
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$58,754	41.1	$68,048	42.0
50% to 60%	27,832	19.5	32,091	19.8
60% to 70%	23,518	16.5	25,692	15.9
70% to 80%	9,431	6.6	5,505	3.4
80% to 90%	—	—	—	—
Greater than 90%	23,285	16.3	30,695	18.9
Gross balance	142,820	100.0	162,031	100.0

Allowance for possible losses	(650)	(0.5)	(4,571)	(2.9)

Totals	$142,170	99.5	$157,460	97.1

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

The Company recognized valuation losses of $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. The valuation write-downs in 2011 and 2010 pertained to specifically impaired loans. The specific principle balances requiring a valuation allowance were $0.0 million, $7.0 million and $7.0 million in 2012, 2011, and 2010, respectively.  The amount of interest recorded while these loans were impaired was $0 million, $0.3 million and $0.1 million in 2012, 2011, and 2010, respectively.  The impairments in 2011 and 2010 were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2012 and 2011:

	2012	2011
	(In thousands)

Balance, beginning of period	$4,571	3,962
Provision	650	609
Releases	(4,571)	—

Balance, end of period	$650	4,571

The mortgage loan allowance released during 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was foreclosed and the Company incurred a write-down of $0.6 million and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold in the third quarter of 2012 for a net gain of $2.7 million. The mortgage loan provision at December 31, 2012 represents a general allowance based upon the Company's mortgage loan portfolio loss experience over the past ten years.

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loan past due six months or more at December 31, 2012 and one mortgage loan past due six months or more at December 31, 2011, with a principal balance totaling $0.0 million and $7.0 million at December 31, 2012 and 2011, respectively.  There was no interest income not recognized in 2012, 2011 and 2010.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The contractual maturities of mortgage loan principal balances at December 31, 2012 and 2011 were as follows:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$23,869	16.6	$17,661	10.8
Due after one year through five years	44,973	31.3	62,851	38.6
Due after five years through ten years	44,993	31.4	51,720	31.8
Due after ten years through fifteen years	8,862	6.2	9,423	5.8
Due after fifteen years	20,759	14.5	21,188	13.0

Totals	$143,456	100.0	$162,843	100.0

The Company's real estate investments totaled approximately $18.8 million at December 31, 2012 and $19.2 million at December 31, 2011, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains and losses of $2.6 million, $(0.1) million and $(0.1) million associated with these properties in the years ended December 31, 2012, 2011 and 2010, respectively.  The realized gain at December 31, 2012 was due to a foreclosed property located in New Orleans, LA that was subsequently sold at a gain.

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,114	2,748	—	25,862
U.S. Treasury	1,907	648	—	2,555
States and political subdivisions	391,062	41,150	(431)	431,781
Foreign governments	9,988	616	—	10,604
Public utilities	781,239	89,162	(103)	870,298
Corporate	2,887,572	273,431	(3,753)	3,157,250
Mortgage-backed	1,835,051	133,684	(261)	1,968,474
Home equity	21,545	4,443	(549)	25,439
Manufactured housing	10,642	722	—	11,364

Totals	$5,962,120	546,604	(5,097)	6,503,627

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2012.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$599	—	(28)	571
Foreign governments	15,134	932	—	16,066
Public utilities	254,853	26,621	(47)	281,427
Corporate	2,157,706	222,587	(2,981)	2,377,312
Mortgage-backed	113,488	8,905	(64)	122,329
Home equity	12,242	—	(1,483)	10,759
Manufactured housing	5,030	240	—	5,270
	2,559,052	259,285	(4,603)	2,813,734

Equity private	—	—	—	—
Equity public	9,460	2,865	(58)	12,267

Totals	$2,568,512	262,150	(4,661)	2,826,001

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2011.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$205,464	3,519	(330)	208,653
U.S. Treasury	1,937	648	—	2,585
States and political subdivisions	358,364	27,338	(280)	385,422
Foreign governments	9,979	927	—	10,906
Public utilities	685,989	77,060	(4,498)	758,551
Corporate	2,258,640	195,551	(14,483)	2,439,708
Mortgage-backed	2,082,650	155,413	(29)	2,238,034
Home equity	23,815	439	(1,649)	22,605
Manufactured housing	15,071	876	(81)	15,866

Totals	$5,641,909	461,771	(21,350)	6,082,330

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

The Company's investment policy is to invest in high quality securities with the primary intention of holding these securities until the stated maturity.  As such, the portfolio has exposure to interest rate risk which is the risk that funds are invested today at a market interest rate and in the future interest rates rise causing the current market price on that investment to be lower.  This risk is not a significant factor relative to the Company's buy and hold portfolio, since the original intention was to receive the stated interest rate and principal at maturity to match liability requirements to policyholders.  Also, the Company takes steps to manage these risks.  For example, the Company purchases the type of mortgage-backed securities that have more predictable cash flow patterns.

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2012 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2012, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $165.8 million and $146.2 million at December 31, 2012 and 2011, respectively. These amounts represent 1.8% and 1.7% of total invested assets for December 31, 2012 and 2011, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2012, the Company recorded net realized gains totaling $14.5 million related to the disposition of investment securities.  The net realized gains included $1.2 million of losses for other-than-temporary impairment write-downs on investments in debt securities. For the years ended December 2011 and 2010, the Company recorded realized losses totaling $6.2 million and $6.2 million, respectively, related to disposition of securities.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	19,745	(401)	1,470	(31)	21,215	(432)
Foreign governments	—	—	—	—	—	—
Public utilities	24,271	(80)	1,982	(23)	26,253	(103)
Corporate	303,645	(1,776)	38,078	(1,977)	341,723	(3,753)
Mortgage-backed	15,010	(261)	—	—	15,010	(261)
Home equity	—	—	6,435	(548)	6,435	(548)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$362,671	(2,518)	47,965	(2,579)	410,636	(5,097)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	571	(28)	—	—	571	(28)
Foreign governments	—	—	—	—	—	—
Public utilities	10,949	(47)	—	—	10,949	(47)
Corporate	64,383	(713)	14,713	(2,268)	79,096	(2,981)
Mortgage-backed	3,839	(64)	—	—	3,839	(64)
Home equity	4,698	(216)	6,062	(1,267)	10,760	(1,483)
Manufactured housing	—	—	—	—	—	—
	84,440	(1,068)	20,775	(3,535)	105,215	(4,603)

Equity public	756	(8)	295	(50)	1,051	(58)

Total temporarily impaired securities	$85,196	(1,076)	21,070	(3,585)	106,266	(4,661)

Liquidity in the bond market improved in 2012 as economic and market conditions started to stabilize.  Although the unrealized losses declined substantially in 2012, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company’s portfolio.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 72 individual issues, or 5.9% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 98.2%.  Of the 72 securities, 15, or approximately 20.5%, fall in the 12 months or greater aging category; and 65 were rated investment grade at December 31, 2012.  Additional information on debt securities by investment category is summarized below.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  No securities had a gross unrealized loss.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 11 securities.  Of these securities, all are rated A- or above except 1 which is rated BBB+.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of December 31, 2012.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 8 securities, all are rated BBB or above except for 1, which is rated BB+.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously; including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 44 securities had unrealized losses; with 4 issues rated below investment grade. More extensive analysis was performed on these 4 issues.  The European debt crisis and lack of liquidity in the high yield market caused a slight increase in unrealized losses during the fourth quarter of 2011. Based on the analysis performed, none of the unrealized losses are considered other-than-temporarily impaired at December 31, 2012.

Mortgage-backed securities. Of the 3 securities, all are rated AA+ except 1, which is rated CCC.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Based on cash flow analysis, the 1 CCC rated investment was other-than-temporarily impaired at December 31, 2012.

Home equity. Of the 6 securities, all are rated BBB or above except 1 which is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on cash flow analysis, 2 securities were other-than-temporarily impaired at December 31, 2012.

Manufactured housing.  No securities had a gross unrealized loss.

Equity securities.  The gross unrealized losses for equity securities are made up of 13 individual issues.  These holdings are reviewed quarterly for impairment.  5 of the equity securities were considered other-than-temporarily impaired at December 31, 2012, in accordance with Company policy.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$24,985	(16)	27,010	(314)	51,995	(330)
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	805	(82)	17,117	(198)	17,922	(280)
Foreign governments	—	—	—	—	—	—
Public utilities	26,509	(1,388)	17,242	(3,110)	43,751	(4,498)
Corporate	199,934	(7,215)	95,975	(7,268)	295,909	(14,483)
Mortgage-backed	23,256	(29)	—	—	23,256	(29)
Home equity	—	—	11,660	(1,649)	11,660	(1,649)
Manufactured housing	—	—	2,436	(81)	2,436	(81)

Total temporarily impaired securities	$275,489	(8,730)	171,440	(12,620)	446,929	(21,350)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	—	—	2,257	(170)	2,257	(170)
Foreign governments	—	—	—	—	—	—
Public utilities	19,314	(907)	—	—	19,314	(907)
Corporate	100,584	(4,009)	20,944	(1,830)	121,528	(5,839)
Mortgage-backed	3,950	(189)	—	—	3,950	(189)
Home equity	—	—	5,351	(2,054)	5,351	(2,054)
Manufactured housing	—	—	—	—	—	—
	123,848	(5,105)	28,552	(4,054)	152,400	(9,159)

Equity public	722	(84)	299	(61)	1,021	(145)

Total temporarily impaired securities	$124,570	(5,189)	28,851	(4,115)	153,421	(9,304)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$198,155	202,808	380,099	384,706

Due after 1 year through 5 years	864,018	957,662	758,183	841,425

Due after 5 years through 10 years	1,349,544	1,497,720	2,686,026	2,982,889

Due after 10 years	16,574	17,185	270,574	289,330
	2,428,291	2,675,375	4,094,882	4,498,350

Mortgage and asset-backed securities	130,761	138,359	1,867,238	2,005,277

Total	$2,559,052	2,813,734	5,962,120	6,503,627

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$7,115	6,448	4,174
Realized losses on disposal	—	(1)	(153)
Held to maturity debt securities:
Realized gains on redemption	6,065	763	2,407
Realized losses on redemption	(679)	(853)	—
Equity securities realized gains	193	291	106
Real estate	2,485	(70)	(178)
Mortgage loans	(638)	(609)	(387)
Other	—	233	235

Totals	$14,541	6,202	6,204

Due to significant credit deterioration, one bond with a carrying value of $1.0 million was sold directly from held to maturity in 2012.   The sale resulted in a small loss of $0.3 million in 2012.  No transfers were made out of held to maturity to available for sale in 2012 and 2011.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2012 or 2011.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2012	2011	2010
	(In thousands)

Total other-than-temporary impairment (losses) recoveries on debt securities	$1,121	(1,738)	(670)
Portion of loss recognized in comprehensive income	(2,364)	1,613	—

Net impairment losses on debt securities recognized in earnings	(1,243)	(125)	(670)
Equity securities impairments	(98)	(14)	(59)

Totals	$(1,341)	(139)	(729)

For the year ended December 31, 2012, the Company recovered $1.1 million on previously impaired sale asset-backed securities. The Company recognized $1.7 million as other-than-temporary impairments on one held to maturity security and two available for sale securities in 2011 and $0.7 million on five held to maturity securities and one available for sale asset-backed security in 2010. The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.  Prior to adoption of the FASB guidance issued on April 9, 2009, the amount of impairment recognized in earnings was the difference between amortized cost and fair value.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$1,122	997
Reductions for securities sold during current period	(118)	—
Additions for OTTI where credit losses have been previously recognized	1,243	125

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,247	1,122

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2012 and 2011, are as follows:

	December 31,
	2012	2011
	(In thousands)

Gross unrealized gains	$270,967	212,588
Gross unrealized losses	(9,133)	(18,603)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(122,799)	(92,160)
Deferred Federal income tax expense	(48,685)	(35,675)
	90,350	66,150

Net unrealized gains related to securities transferred to held to maturity	—	38

Net unrealized gains on investment securities	$90,350	66,188

(E)  Transfer of Securities

For the years ended December 31, 2012 and 2011, the Company made transfers totaling $4.6 million and $0 million, respectively, to the held to maturity category from securities available for sale.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility, while still providing securities available for liquidity and asset/liability management purposes. The transfer of securities are recorded at fair value in accordance with GAAP, which requires that the $0.0 million unrealized holding loss at the date of the transfer during 2010 continue to be reported in a separate component of stockholders' equity and be amortized over the remaining lives of the securities as an adjustment of yield, in a manner consistent with the amortization of any premium or discount.

In August, 2012, the Company decided to fully amortize the remaining balance of these unrealized gains and losses on the securities transferred to held to maturity from available for sale. The Company has been in the process of converting to a new investment system for tracking of investment securities. The amount of work necessary to convert the unamortized balance of these unrealized gains and losses for the new system would have exceeded any gain derived from continuing to amortize these amounts over the remaining life of the investments and would not have provided any additional information to users of these financial statements.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $21.6 billion and $20.9 billion at December 31, 2012 and 2011, respectively.  Of these amounts, life insurance in force totaling $5.4 billion and $5.6 billion was ceded to reinsurance companies on a yearly renewable term basis, at December 31, 2012 and 2011, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $9.0 million and $10.6 million at December 31, 2012 and 2011, respectively. Premiums and contract revenues were reduced by $19.8 million, $20.7 million and $21.9 million for reinsurance premiums ceded during 2012, 2011 and 2010, respectively. Benefit expenses were reduced by $8.2 million, $7.0 million and $24.4 million, for reinsurance recoveries during 2012, 2011 and 2010, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$51,886	39,928	27,468
Deferred	(3,863)	(12,719)	4,198

Taxes on earnings	48,023	27,209	31,666

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	13,011	2,986	17,024
Foreign currency translation adjustments	(157)	197	(191)
Change in benefit liability	(410)	(1,840)	805

Total Federal income taxes (benefit)	$60,467	28,552	49,304

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Income tax expense at statutory rate of 35%	$49,204	28,993	36,597
Dividend received deduction	(1,292)	(1,178)	(1,077)
Tax exempt interest	(1,977)	(2,033)	(1,854)
Non deductible gifts	2	7	—
Tax adjustment on foreign currency	245	(24)	(482)
Adjustments pertaining to prior tax years	1,244	1,122	(1,944)
Nondeductible insurance	160	160	160
Nondeductible meals	110	38	30
Amortization of life interest in a trust	116	114	113
Other, net	211	10	123

Taxes on earnings from continuing operations	$48,023	27,209	31,666

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2012, 2011 and 2010.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below.

	December 31,
	2012	2011
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$278,407	271,637
Investment securities write-downs for financial accounting purposes	6,724	8,684
Pension liabilities	8,461	7,841
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	7,380	6,535
Mortgage loans, principally due to valuation allowances for financial accounting purposes	228	1,600
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	156	265
Capital loss carryforward	—	—
Other	(4,690)	(850)

Total gross deferred tax assets	296,666	295,712

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(298,435)	(296,797)
Debt securities, principally due to deferred market discount for tax	(8,680)	(8,091)
Real estate, principally due to adjustments for financial accounting purposes	(117)	(272)
Net unrealized gains on securities available for sale	(45,927)	(37,025)
Foreign currency translation adjustments	4,118	3,276
Fixed assets, due to different bases	(2,342)	(3,249)
Other	(337)	(35)

Total gross deferred tax liabilities	(351,720)	(342,193)

Net deferred tax liabilities	$(55,054)	(46,481)

There was no valuation allowance for deferred tax assets at December 31, 2012 and 2011.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income tax accounts. There were no such accruals as of December 31, 2012 or 2011. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2005.

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

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors and Chief Executive Officer, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2012.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  PENSION AND OTHER POSTRETIREMENT PLANS

(A)  Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company’s Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007.  The freeze ceased future benefit accruals to all participants and closed the Plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date.  As participants are no longer earning credit for service, future qualified defined benefit plan expense is projected to be minimal.  Fair values of plan assets and liabilities are measured as of December 31 for each year.  A detail of plan disclosures is provided below.

Obligations and Funded Status

	December 31,
	2012	2011
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$21,890	19,502
Service Cost	174	147
Interest cost	928	1,000
Actuarial loss	1,833	2,429
Benefits paid	(1,290)	(1,188)

Projected benefit obligations at end of year	23,535	21,890

Changes in plan assets:
Fair value of plan assets at beginning of year	15,688	16,136
Actual return on plan assets	1,513	282
Contributions	902	458
Benefits paid	(1,290)	(1,188)

Fair value of plan assets at end of year	16,813	15,688

Funded status at end of year	$(6,722)	(6,202)

The service cost of $174,000 for 2012 represents plan expenses expected to be paid out of plan assets. Under the new and clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(6,722)	(6,202)

Net amount recognized	$(6,722)	(6,202)

Amounts recognized in accumulated other comprehensive income:
Net loss	$11,283	10,680
Prior service cost	12	15

Net amount recognized	$11,295	10,695

The accumulated benefit obligation was $23.5 million and $21.9 million at December 31, 2012 and 2011, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$928	1,000	1,034
Service cost	174	147	—
Expected return on plan assets	(1,070)	(1,094)	(1,035)
Amortization of prior service cost	4	4	4
Amortization of net loss	786	542	499

Net periodic benefit cost	822	599	502

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	1,389	3,240
Amortization of prior service cost	(4)	(4)
Amortization of net loss (gain)	(786)	(542)

Total recognized in other comprehensive income	599	2,694

Total recognized in net periodic benefit cost and other comprehensive income	$1,421	3,293

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013, based on the average expected future service of plan participants, is $777,000.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013 will be minimal.

Assumptions

	December 31,
	2012	2011

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.25%
Rate of compensation increase	n/a	n/a

	December 31,
	2012	2011	2010

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	5.25%	5.75%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2012, the plan’s average 10-year and inception-to-date returns were 5.52% and 6.70%, respectively.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2012.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$885	885	—	—
Equity securities
Domestic	9,900	9,900	—	—
International	201	201	—	—
Debt securities
U.S. government agencies	403	—	403	—
Corporate bonds	5,424	—	5,424	—

Total	$16,813	10,986	5,827	—

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

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2012	2011	2010

Asset Category:
Equity securities	60%	57%	62%
Debt securities	35%	33%	32%
Cash and cash equivalents	5%	10%	6%

Total	100%	100%	100%

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan is a highly diversified portfolio; the 93% of the pension assets not invested in cash or U.S. Government agencies is allocated among 208 different investments, with no single credit representing more than 2.4% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

The Company expects to contribute $451,000 to the plan during 2013 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2013	$1,305
2014	1,305
2015	1,291
2016	1,301
2017	1,380
2018-2022	6,657

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2012	2011
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$21,401	19,257
Service cost	168	93
Interest cost	912	1,033
Actuarial (gain) loss	2,025	3,000
Benefits paid	(1,981)	(1,982)

Projected benefit obligations at end of year	22,525	21,401

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,981	1,982
Benefits paid	(1,981)	(1,982)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(22,525)	(21,401)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(22,525)	(21,401)

Net amount recognized	$(22,525)	(21,401)

Amounts recognized in accumulated other comprehensive income:
Net loss	$11,117	10,235
Prior service cost	878	936

Net amount recognized	$11,995	11,171

The accumulated benefit obligation was $19.5 million and $19.8 million at December 31, 2012 and 2011, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Components of net periodic benefit cost:
Service cost	$168	93	53
Interest cost	912	1,033	1,063
Amortization of prior service cost	59	59	516
Amortization of net loss	1,142	888	658

Net periodic benefit cost	2,281	2,073	2,290

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	2,025	3,000
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(1,142)	(888)

Total recognized in other comprehensive income	824	2,053

Total recognized in net periodic benefit cost and other comprehensive income	$3,105	4,126

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013, based on the average expected future service of plan participants, is $1,097,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013 will be $59,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2012	2011

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.25%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2012	2011	2010

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.25%	5.25%	5.75%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2012 or 2011.

Contributions

The Company expects to contribute $2.0 million to the plan in 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2013	$1,982
2014	1,982
2015	1,982
2016	1,982
2017	1,982
2018-2022	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan of one percent of each employee's compensation in 2012 and 2011, respectively.  Additional Company matching contributions of up to two percent of each employee's compensation are also made each year based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2012, 2011 and 2010, Company contributions totaled $323,000, $344,000 and $429,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2012, 2011 and 2010, Company contributions totaled $66,000, $62,000, and $64,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

The Company sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The Company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2012	2011
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,471	2,728
Interest cost	129	143
Actuarial loss (gain)	(105)	631
Benefits paid	(13)	(31)

Projected benefit obligations at end of year	3,482	3,471

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	13	31
Benefits paid	(13)	(31)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(3,482)	(3,471)

	December 31,
	2012	2011
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(3,482)	(3,471)

Net amount recognized	$(3,482)	(3,471)

Amounts recognized in accumulated other comprehensive income:
Net loss	$878	1,023
Prior service cost	670	773

Net amount recognized	$1,548	1,796

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$129	143	137
Amortization of prior service cost	103	103	103
Amortization of net loss	41	19	—

Net periodic benefit cost	273	265	240

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(105)	632
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(41)	(19)

Total recognized in other comprehensive income	(249)	510

Total recognized in net periodic benefit cost and other comprehensive income	$24	775

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013, based on the average expected future service of plan participants, is $66,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2013 will be $103,000.

Assumptions

	December 31,
	2012	2011

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.25%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013 and future years.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	December 31, 2012		December 31, 2011
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$29	(22)	34	(26)

Effect on postretirement benefit obligation	$810	(622)	827	(633)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2012 and 2011.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2013	$72
2014	78
2015	85
2016	93
2017	101
2018-2022	658

(8)  SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes relating to investment transactions.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding liabilities with the bank at December 31, 2012 or 2011.  The Company had assets having an amortized value of $42.1 million on deposit with the lender at year end 2012.

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

The Company is currently a defendant in a second class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of December 31, 2012 for this matter. Trial is set for April 22, 2013.

In addition to the two class action lawsuits described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On March 4, 2013, the Plaintiff filed for an extension of time to file a motion for rehearing.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company has been informed that SUSEP is attempting to impose a penal fine of approximately $6 billion on the Company.  SUSEP has unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company and its legal advisors believe that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process have been invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought.

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

The Company had $3.0 million of commitments to extend credit relating to mortgage loans at December 31, 2012. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2012 and 2011, liabilities for guaranty association assessments totaled $3.8 million and $2.0 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2012, 2011 and 2010.

(D)  Leases

The Company had leased various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company's lease commitment expired October 31, 2011 and a new lease was entered into as of January 1, 2012. The Company's future annual lease obligations as of December 31, 2012 are in the table below.

2013	$150
2014 and thereafter	—

Total	$150

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute approximately the same amount to the plan as in 2013 as in 2012 ($0.8 million).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,635	3,629	3,626
Shares exercised under stock option plan	—	6	3

Shares outstanding at end of year	3,635	3,635	3,629

(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2013 is $100.5 million.

On August 17, 2012, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 29, 2012 and payable December 3, 2012.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in December 2011.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  The Company's current authorized control level RBC of $72.9 million is significantly below its total adjusted capital of $1.1 billion.

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

In 2006, the Company adopted and implemented a limited stock buy-back program with respect to the 1995 Plan which provides option holders the additional alternative of selling shares acquired through the exercise of options directly back to the Company. Option holders may elect to sell such acquired shares back to the Company at any time within ninety (90) days after the exercise of options at the prevailing market price as of the date of notice of election. The buy-back program did not alter the terms and conditions of the Plan, however the program necessitated a change in accounting from the equity classification to the liability classification. In 2008, the Company implemented another limited stock buy-back program, substantially similar to the 2006 program, for shares issued under the 2008 Plan.

The Company uses the current fair value method to measure compensation cost. As of December 31, 2012, the liability balance was $2.7 million versus $1.6 million as of December 31, 2011. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2012	291,000	86,118	$187.83
Exercised	—	—	$—
Forfeited	—	(3,650)	$224.89
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2012	291,000	82,468	$186.19

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2012	75.411	$126.64
Exercised	(2.9)	$120.82
Forfeited	(6.05)	$147.13
Granted	—	$—

Balance at December 31, 2012	66,461	$125.03

The total intrinsic value of options exercised was $0.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. The total share-based liabilities paid were $73,000 and $179,000 for the years ended December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the total cash received from the exercise of options under the Plan was $0 and $513,000. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $0.5 million and $0.7 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2012.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$150.00	50,050	1.3 years	50,050
$255.13	23,418	5.2 years	9,608
$208.05	9,000	5.4 years	7,200
$251.49	250	5.6 years	100
$236.00	400	0.1 years	400
$114.64	32,043	6.1 years	9,929
$132.56	33,768	9.0 years	1,800

Totals	148,929		79,087

Aggregate intrinsic value
(in thousands)	$2,619		$861

The aggregate intrinsic value in the table above is based on the closing stock price of $157.74 per share on December 31, 2012.

In estimating the fair value of the options outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2012	December 31, 2011

Expected term of options	0 to 9 years	2 to 10 years
Expected volatility:
Range	19.54% to 34.93%	25.39% to 37.73%
Weighted-average	25.96%	30.87%
Expected dividend yield	23.00%	0.26%
Risk-free rate:
Range	0.39% to 1.49%	0.73% to 2.03%
Weighted-average	0.84%	1.16%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to the Plan was $1.1 million, $(2.6) million and $(0.1) million for the years ended December 31, 2012, 2011 and 2010, respectively. The related tax (expense)/benefit recognized was $0.4 million, $(0.9) million and $0.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the years ended December 31, 2012, 2011 and 2010, the total compensation cost related to nonvested options not yet recognized was $1.7 million, $2.2 million and $1.8 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2012		2011		2010
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$92,558		55,627		72,897
Dividends – Class A shares	(1,237)		(1,237)		(1,234)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$91,285		54,354		71,627

Allocation of net income:
Dividends	$1,237	36	1,237	36	1,234	36
Allocation of undistributed income	88,703	2,582	52,816	1,538	69,598	2,029

Net income	$89,940	2,618	54,053	1,574	70,832	2,065

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,433	200	3,427	200
Effect of dilutive stock options	—	—	4	—	10	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,435	200	3,437	200	3,437	200

Basic earnings per share	$26.19	13.09	15.74	7.87	20.67	10.33

Diluted earnings per share	$26.19	13.09	15.73	7.87	20.61	10.33

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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and minimum pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2012, 2011 and 2010 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2012:
Unrealized gains on securities, net of effects of deferred costs of $30,677
Net unrealized holding gains (losses) arising during the period	$41,863	(14,652)	27,211
Unrealized liquidity losses	2,011	(704)	1,307
Reclassification adjustment for net gains included in net earnings	(6,929)	2,425	(4,504)
Amortization of net unrealized gains (losses) and related to transferred securities	227	(79)	148

Net unrealized gains (losses) on securities	37,172	(13,010)	24,162

Foreign currency translation adjustments	64	157	221
Pension liability adjustment	(1,183)	410	(773)

Other comprehensive income	$36,053	(12,443)	23,610

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2011:
Unrealized gains on securities, net of effects of deferred costs of $22,561:
Net unrealized holding gains (losses) arising during the period	$16,854	(5,899)	10,955
Unrealized liquidity losses	(331)	116	(215)
Reclassification adjustment for net gains included in net earnings	(6,715)	2,350	(4,365)
Amortization of net unrealized gains (losses) related to transferred securities	41	(14)	27

Net unrealized gains (losses) on securities	9,849	(3,447)	6,402

Foreign currency translation adjustments	(334)	117	(217)
Pension liability adjustment	(5,257)	1,840	(3,417)

Other comprehensive income	$4,258	(1,490)	2,768

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2010:
Unrealized gains on securities, net of effects of deferred costs of $37,080:
Net unrealized holding gains (losses) arising during the period	$51,411	(17,994)	33,417
Unrealized liquidity losses	923	(323)	600
Reclassification adjustment for net gains included in net earnings	(3,948)	1,382	(2,566)
Amortization of net unrealized gains (losses) related to transferred securities	14	(5)	9

Net unrealized gains (losses) on securities	48,400	(16,940)	31,460

Foreign currency translation adjustments	(474)	166	(308)
Pension liability adjustment	2,302	(806)	1,496

Other comprehensive income	$50,228	(17,580)	32,648

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2012:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$40,810	226,899	590,532	—	858,241
Total segment assets	463,569	1,105,862	8,269,445	242,404	10,081,280
Future policy benefits	398,202	846,028	7,324,624	—	8,568,854
Other policyholder liabilities	10,468	13,074	125,019	—	148,561

Condensed Income Statements:
Premiums and contract charges	$31,143	114,605	22,196	—	167,944
Net investment income	21,194	43,469	375,431	19,954	460,048
Other revenues	62	485	80	22,843	23,470
Total revenues	52,399	158,559	397,707	42,797	651,462
Life and other policy benefits	10,633	20,877	20,332	—	51,842
Amortization of deferred policy acquisition costs	7,461	18,103	96,358	—	121,922
Universal life and annuity contract interest	17,507	39,639	205,193	—	262,339
Other operating expenses	14,895	26,007	25,456	21,620	87,978
Federal income taxes (benefit)	648	18,377	17,162	7,216	43,403
Total expenses	51,144	123,003	364,501	28,836	567,484

Segment earnings (loss)	$1,255	35,556	33,206	13,961	83,978

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2011:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$37,102	231,123	610,070	—	878,295
Total segment assets	403,868	1,023,942	7,997,407	225,716	9,650,933
Future policy benefits	344,916	761,926	7,056,613	—	8,163,455
Other policyholder liabilities	9,526	17,400	124,382	—	151,308

Condensed Income Statements:
Premiums and contract charges	$30,387	98,021	21,803	—	150,211
Net investment income	16,980	36,806	318,294	18,954	391,034
Other revenues	69	354	3,170	21,846	25,439
Total revenues	47,436	135,181	343,267	40,800	566,684
Life and other policy benefits	11,636	20,709	14,149	—	46,494
Amortization of deferred policy acquisition costs	11,467	29,415	92,206	—	133,088
Universal life and annuity contract interest	9,760	36,674	186,354	—	232,788
Other operating expenses	13,890	22,131	20,474	21,046	77,541
Federal income taxes (benefit)	223	8,578	9,831	6,455	25,087
Total expenses	46,976	117,507	323,014	27,501	514,998

Segment earnings (loss)	$460	17,674	20,253	13,299	51,686

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2010:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$42,751	226,004	567,028	—	835,783
Total segment assets	387,873	1,025,103	7,101,720	209,179	8,723,875
Future policy benefits	325,246	716,716	6,205,819	—	7,247,781
Other policyholder liabilities	13,394	26,678	111,454	—	151,526

Condensed Income Statements:
Premiums and contract charges	$27,622	98,092	18,043	—	143,757
Net investment income	17,226	38,667	327,975	17,515	401,383
Other revenues	167	358	2,002	22,850	25,377
Total revenues	45,015	137,117	348,020	40,365	570,517
Life and other policy benefits	13,484	29,228	10,217	—	52,929
Amortization of deferred policy acquisition costs	9,352	21,828	65,269	—	96,449
Universal life and annuity contract interest	10,643	36,369	219,591	—	266,603
Other operating expenses	12,839	18,651	3,905	20,053	55,448
Federal income taxes (benefit)	(391)	9,319	14,722	6,100	29,750
Total expenses	45,927	115,395	313,704	26,153	501,179

Segment earnings (loss)	$(912)	21,722	34,316	14,212	69,338

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$167,944	150,211	143,757
Net investment income	460,048	391,034	401,383
Other revenues	23,470	25,439	25,377
Realized gains (losses) on investments	13,200	6,063	5,475

Total consolidated premiums and other revenue	$664,662	572,747	575,992

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$43,403	25,087	29,750
Taxes on realized gains (losses) on investments	4,620	2,122	1,916

Total taxes on consolidated net earnings	$48,023	27,209	31,666

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

Net Earnings:
Total segment earnings	$83,978	51,686	69,338
Realized gains (losses) on investments, net of taxes	8,580	3,941	3,559

Total consolidated net earnings	$92,558	55,627	72,897

	December 31,
	2012	2011	2010
	(In thousands)

Assets:
Total segment assets	$10,081,280	9,650,933	8,723,875
Other unallocated assets	182,578	77,066	50,073

Total consolidated assets	$10,263,858	9,727,999	8,773,948

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2012	2011	2010
	(In thousands)

United States	$67,924	58,570	57,190
Brazil	38,605	34,367	31,015
Taiwan	13,958	13,155	12,421
Venezuela	12,223	10,348	9,639
Colombia	9,818	9,413	10,205
Argentina	8,693	8,820	8,600
Other foreign countries	36,507	36,191	36,565

Revenues, excluding reinsurance premiums	187,728	170,864	165,635
Reinsurance premiums	(19,784)	(20,653)	(21,878)

Total premiums and contract revenues	$167,944	150,211	143,757

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A significant portion of the Company's annuity sales were sold through the top two independent marketing agencies in recent years. Business from the top agency accounted for approximately 16% of annuity sales in 2012.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,813,734	—	2,813,734	—
Equity securities, available for sale	12,267	11,968	299	—
Derivatives, index options	57,890	—	57,890	—

Total assets	$2,883,891	11,968	2,871,923	—

Policyholder account balances (a)	$72,470	—	72,470	—
Other liabilities (b)	2,718	—	—	2,718

Total liabilities	$75,188	—	72,470	2,718

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,608,407	—	2,608,407	—
Equity securities, available for sale	16,546	8,233	195	8,118
Derivatives, index options	30,844	—	30,844	—

Total assets	$2,655,797	8,233	2,639,446	8,118

Policyholder account balances (a)	$47,129	—	47,129	—
Other liabilities (b)	1,647	—	—	1,647

Total liabilities	$48,776	—	47,129	1,647

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

	Twelve Months Ended 2012
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	1,144
Included in other comprehensive income (loss)	—	897	897	—
Purchases, sales, issuances and settlements, net			—	(73)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Ending balance, December 31, 2012	$—	—	—	2,718

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held as of December 31, 2012	$—	—	—	1,337
During the year ended December 31, 2011, the Company transferred certain securities from level 3 to level 2. Prior to 2011 these securities lacked significant inputs which were directly or indirectly observable. During 2011, the Company's independent pricing service began pricing these securities.

	Twelve Months Ended 2011
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

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,813,734	—	2,813,734	—
Priced internally	—	—	—	—
Subtotal	2,813,734	—	2,813,734	—

Equity securities, available for sale:
Priced by third-party vendors	12,267	11,968	299	—
Priced internally	—	—	—	—
Subtotal	12,267	11,968	299	—

Derivatives, index options:
Priced by third-party vendors	57,890	—	57,890	—
Priced internally	—	—	—	—
Subtotal	57,890	—	57,890	—

Total	$2,883,891	11,968	2,871,923	—

Percent of total	100.0%	0.4%	99.6%	—%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2012		December 31, 2011
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$5,962,120	6,503,627	5,641,909	6,082,330
Securities available for sale	2,826,001	2,826,001	2,624,953	2,624,953

Cash and short-term investments	124,561	124,561	119,290	119,290
Mortgage loans	142,170	147,365	157,460	158,958
Policy loans	71,549	71,549	74,967	74,967
Other loans	14,997	15,273	16,287	16,780
Derivatives, index options	57,890	57,890	30,844	30,844
Life interest in Libbie Shearn Moody Trust	—	12,775	330	12,775

LIABILITIES
Deferred annuity contracts	$6,907,055	6,624,111	6,606,886	6,273,379
Immediate annuity and supplemental contracts	492,853	531,857	506,982	521,122

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

(15)  DERIVATIVE INVESTMENTS

Fixed-indexed products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the consolidated balance sheets. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the consolidated statements of earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the consolidated statements of earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in values, are reflected as net investment income in the consolidated statements of earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments.

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$57,890

Fixed-indexed products			Universal Life and Annuity Contracts	$72,470

Total		$57,890		$72,470

	December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$30,844

Fixed-indexed products			Universal Life and Annuity Contracts	$47,129

Total		$30,844		$47,129

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the consolidated statements of earnings for the years ended December 31, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss)Recognized In Income on Derivatives
		2012	2011
		(In thousands)

Equity index options	Net investment income	$27,147	(33,335)

Fixed-indexed products	Universal life and annuity contract interest	(28,852)	36,757

		$(1,705)	3,422

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

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2012, commissions paid under these agency contracts aggregated approximately $475,000.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received marketing consulting fees of $48,000 and use of a Company vehicle valued at $4,850.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2012, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $49,000.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. received director fees of $500 during 2012, and received $0 of Company paid guest travel to attend Company sales conferences and functions.

During 2012, management fees totaling $830,781 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.  Ellen C. Otte, Assistant Secretary of the Company, is a director and Secretary of RCC.

The Company holds a common stock investment totaling approximately 6.9% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2012.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  Effective November 1, 2011, the Company amended a 36 month sublease on one of the Company’s leased office locations for $6,363 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts. During 2012, fees totaling $541,494 were paid to MNB with respect to these

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services.

During 2012 the Company paid American National Insurance Company (“ANICO”) $218,248 in premiums for certain company sponsored benefit plans and $1,381,628 in reimbursements  for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,554,332 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2012 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2012:
Revenues	$196,662	127,609	190,985	149,407

Earnings (loss)	$19,741	23,246	24,322	25,249

Basic earnings (loss) per share:
Class A	$5.58	6.58	6.88	7.14
Class B	$2.79	3.29	3.44	3.57

Diluted earnings (loss) per share:
Class A	$5.58	6.58	6.88	7.14
Class B	$2.79	3.29	3.44	3.57

Quarterly results of operations for 2011 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2011:
Revenues	$180,367	140,151	92,354	159,875

Earnings (loss)	$18,211	13,790	19,265	4,362

Basic earnings (loss) per share:
Class A	$5.16	3.90	5.45	1.23
Class B	$2.58	1.95	2.73	0.62

Diluted earnings (loss) per share:
Class A	$5.15	3.90	5.45	1.23
Class B	$2.58	1.95	2.73	0.62

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2012 (In thousands)
Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$25,021	28,417	25,021
States, municipalities, and political subdivisions	391,062	431,781	391,062
Foreign governments	9,988	10,604	9,988
Public utilities	781,239	870,298	781,239
Corporate	2,887,572	3,157,250	2,887,572
Mortgage-backed	1,835,051	1,968,474	1,835,051
Asset-backed	32,187	36,803	32,187
Total securities held to maturity	5,962,120	6,503,627	5,962,120

Securities available for sale:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	599	571	571
Foreign governments	15,134	16,066	16,066
Public utilities	254,853	281,427	281,427
Corporate	2,157,706	2,377,312	2,377,312
Mortgage-backed	113,488	122,329	122,329
Asset-backed	17,272	16,029	16,029
Total securities available for sale	2,559,052	2,813,734	2,813,734
Total fixed maturity bonds	8,521,172	9,317,361	8,775,854

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	1,115	1,626	1,626
Banks, trust and insurance companies	252	325	325
Corporate	3,220	4,998	4,998
Preferred stocks	4,873	5,318	5,318
Total equity securities	9,460	12,267	12,267

Derivatives, index options	57,890	—	57,890
Mortgage loans	142,170	—	142,170
Policy loans	71,549	—	71,549
Other long-term investments (2)	41,439	—	41,439
Total investments other than investments in related parties	$313,048	$—	313,048

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, derivatives are shown at fair value, and real estate is stated at cost before allowances for possible losses.
(2) Real estate acquired by foreclosure included in other long-term investments is as follows: cost $0.9 million; balance sheet amount $0.9 million.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2012	$4,571	650	(4,571)	—	650

December 31, 2011	$3,926	645	—	—	4,571

December 31, 2010	$4,997	—	(1,071)	—	3,926

Allowance for possible losses on real estate:

December 31, 2012	$1,758	55	—	—	1,813

December 31, 2011	$2,124	278	(644)	—	1,758

December 31, 2010	$2,012	178	(66)	—	2,124

Notes:
(1) These amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	March 18, 2013	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 18, 2013
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 18, 2013
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	March 18, 2013
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Thomas F. Kopetic	Vice President, Controller & Assistant Treasurer	March 18, 2013
Thomas F. Kopetic	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 18, 2013
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 18, 2013
E. Douglas McLeod

/S/Charles D. Milos	Director	March 18, 2013
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	March 18, 2013
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 18, 2013
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 18, 2013
Louis E. Pauls, Jr.

	Director	March 18, 2013
E.J. Pederson