Form 10-Q
period 2013-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2013-05-08
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of May 5, 2013, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2013	December 31, 2012

Investments:
Securities held to maturity, at amortized cost (fair value: $6,588,874 and $6,503,627)	$6,078,141	5,962,120
Securities available for sale, at fair value (cost: $2,656,308 and $2,658,512)	2,904,202	2,826,001
Mortgage loans, net of allowance for possible losses ($650 and $650)	125,539	142,170
Policy loans	71,143	71,549
Derivatives, index options	130,967	57,890
Other long-term investments	39,136	41,439

Total investments	9,349,128	9,101,169

Cash and short-term investments	86,816	124,561
Deferred policy acquisition costs	709,329	705,397
Deferred sales inducements	154,673	152,844
Accrued investment income	96,355	92,665
Federal income tax receivable	—	5,655
Other assets	80,200	81,567

Total assets	$10,476,501	10,263,858

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2013	December 31, 2012

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,587,555	8,430,545
Traditional life reserves	137,826	138,309
Other policyholder liabilities	155,482	148,561
Deferred Federal income tax liability	36,556	55,054
Federal income tax payable	19,861	—
Other liabilities	132,283	99,709

Total liabilities	9,069,563	8,872,178

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 issued and outstanding in 2013 and 2012	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2013 and 2012	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	75,412	76,786
Retained earnings	1,290,124	1,273,492

Total stockholders’ equity	1,406,938	1,391,680

Total liabilities and stockholders' equity	$10,476,501	10,263,858

Note:  The Condensed Consolidated Balance Sheet at December 31, 2012, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012

Premiums and other revenues:
Universal life and annuity contract charges	$37,899	36,199
Traditional life premiums	3,864	4,083
Net investment income	180,814	149,558
Other revenues	6,142	5,655
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	382	(277)
Portion of OTTI (gains) losses recognized in other comprehensive income	(443)	78
Net OTTI losses recognized in earnings	(61)	(199)
Other net investment gains (losses)	2,374	1,366
Total net realized investment gains (losses)	2,313	1,167

Total revenues	231,032	196,662

Benefits and expenses:
Life and other policy benefits	12,690	13,678
Amortization of deferred policy acquisition costs	30,804	31,711
Universal life and annuity contract interest	140,300	101,543
Other operating expenses	21,924	20,018

Total benefits and expenses	205,718	166,950

Earnings before Federal income taxes	25,314	29,712

Federal income taxes	8,682	9,971

Net earnings	$16,632	19,741

Basic earnings per share:
Class A	$4.71	5.58
Class B	$2.35	2.79

Diluted earnings per share:
Class A	$4.70	5.58
Class B	$2.35	2.79

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Net earnings	$16,632	19,741

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains arising during period	(1,125)	7,752
Net unrealized liquidity gains (losses)	138	(24)
Reclassification adjustment for net amounts included in net earnings	(1,359)	(1,040)
Amortization of net unrealized (gains) losses related to transferred securities	—	1

Net unrealized gains (losses) on securities	(2,346)	6,689

Foreign currency translation adjustments	590	386

Benefit plans:
Amortization of net prior service cost and net gain (loss)	381	223

Other comprehensive income	(1,375)	7,298

Comprehensive income	$15,257	27,039

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	—	—

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	—	—

Balance at end of period	37,767	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	91,972	69,116
Change in unrealized gains during period, net of tax	(2,483)	6,713

Balance at end of period	89,489	75,829

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,426)	(2,320)
Amortization	—	6
Other-than-temporary impairments, non-credit, net of tax	—	(51)
Additional credit loss on previously impaired securities	25	—
Change in shadow deferred policy acquisition costs	(17)	21

Balance at end of period	(1,418)	(2,344)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(196)	(608)
Other-than-temporary impairments, non-credit, net of tax	—
Change in shadow deferred policy acquisition costs	(133)
Recoveries, net of tax	263	—

Balance at end of period	(66)	(608)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Foreign currency translation adjustments:
Balance at beginning of period	2,589	2,368
Change in translation adjustments during period	590	386

Balance at end of period	3,179	2,754

Benefit plan liability adjustment:
Balance at beginning of period	(16,153)	(15,380)
Amortization of net prior service cost and net gain, net of tax	381	223

Balance at end of period	(15,772)	(15,157)

Accumulated other comprehensive income at end of period	75,412	60,474

Retained earnings:
Balance at beginning of period	1,273,492	1,182,207
Net earnings	16,632	19,741
Stockholder dividends	—	—

Balance at end of period	1,290,124	1,201,948

Total stockholders' equity	$1,406,938	$1,303,824

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from operating activities:
Net earnings	$16,632	19,741
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	140,300	101,543
Surrender charges and other policy revenues	(3,605)	(3,500)
Realized (gains) losses on investments	(2,313)	(1,167)
Accrual and amortization of investment income	(447)	(708)
Depreciation and amortization	1,406	1,417
(Increase) decrease in value of index options	(74,432)	(42,355)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(453)	2,427
(Increase) decrease in accrued investment income	(4,933)	(4,200)
(Increase) decrease in other assets	(500)	(4,734)
Increase (decrease) in liabilities for future policy benefits	2,748	1,923
Increase (decrease) in other policyholder liabilities	6,921	(740)
Increase (decrease) in Federal income taxes	8,281	3,298
Increase (decrease) in other liabilities	(7,324)	2,932
Other, net	—	127

Net cash provided by operating activities	82,281	76,004

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	609	418
Other investments	2,884	477
Proceeds from maturities and redemptions of:
Securities held to maturity	403,974	384,604
Securities available for sale	66,052	79,767
Index options	14,980	260
Purchases of:
Securities held to maturity	(509,924)	(406,536)
Securities available for sale	(121,242)	(173,237)
Index options	(12,169)	(10,672)
Other investments	(15)	(1,503)
Principal payments on mortgage loans	17,000	4,536
Cost of mortgage loans acquired	(253)	(390)
Decrease (increase) in policy loans	406	318
Other, net	(2)	3

Net cash used in investing activities	(137,700)	(121,955)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Three Months Ended March 31, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	231,749	212,423
Return of account balances on universal life and annuity contracts	(214,665)	(210,657)
Issuance of common stock under stock option plan	—	—

Net cash provided by financing activities	17,084	1,766

Effect of foreign exchange	590	386

Net increase (decrease) in cash and short-term investments	(37,745)	(43,799)
Cash and short-term investments at beginning of period	124,561	119,290

Cash and short-term investments at end of period	$86,816	$75,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	$10
Income taxes	$2,484	$6,539

Noncash operating activities:
Deferral of sales inducements	$714	$1,314

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of March 31, 2013, and the results of its operations and its cash flows three months ended March 31, 2013. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date.

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

During February 2013, the FASB issued new guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income. The new guidance requires disclosure on the statement of income amounts reclassified. As the Company already reports reclassifications on its Income Statement and Statement of Comprehensive Income the new guidance will not have a significant impact on the Company's consolidated financial statements and results of operations.

During October 2010, the Financial Accounting Standards Board ("FASB") issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The adoption of this guidance was effective January 1, 2012. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

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

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2013 is $100.5 million. The Company did not declare or pay cash dividends on common stock during the three months ended March 31, 2013 and 2012.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended March 31,
	2013		2012
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$16,632		19,741
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$16,632		19,741

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	16,162	470	19,183	558

Net income	$16,162	470	19,183	558

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	5	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,440	200	3,435	200

Basic Earnings Per Share	$4.71	2.35	5.58	2.79

Diluted Earnings Per Share	$4.70	2.35	5.58	2.79

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering substantially all employees. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company's Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Going forward, future pension expense is projected to be minimal. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Service cost	$47	44
Interest cost	218	232
Expected return on plan assets	(283)	(268)
Amortization of prior service cost	1	1
Amortization of net loss	203	196

Net periodic benefit cost	$186	205

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2013 plan year is $0.7 million of which it expects to contribute approximately $0.4 million during 2013 with the remainder to be contributed in 2014. In addition, the Company had a remaining contribution payable for the 2012 plan year of $0.1 million which it paid during the first quarter of 2013. As of March 31, 2013, the Company had contributed a total of $0.1 million to the plan for the 2012 and 2013 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Service cost	$44	42
Interest cost	200	228
Amortization of prior service cost	15	15
Amortization of net loss	294	285

Net periodic benefit cost	$553	570

The Company expects to contribute $2.0 million to these plans in 2013.  As of March 31, 2013, the Company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Interest cost	$29	32
Amortization of prior service cost	26	26
Amortization of net loss	8	11

Net periodic benefit cost	$63	69

The Company expects to contribute minimal amounts to the plan in 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2013 and March 31, 2012 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2013
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$41,026	227,263	595,713	—	864,002
Total segment assets	496,778	1,148,773	8,418,536	257,309	10,321,396
Future policy benefits	427,006	861,854	7,436,521	—	8,725,381
Other policyholder liabilities	12,547	10,139	132,796	—	155,482

Three Months Ended
March 31, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$9,610	28,019	4,134	—	41,763
Net investment income	7,773	18,630	150,378	4,033	180,814
Other revenues	12	43	39	6,048	6,142

Total revenues	17,395	46,692	154,551	10,081	228,719

Life and other policy benefits	3,030	3,645	6,015	—	12,690
Amortization of deferred acquisition costs	2,035	5,787	22,982	—	30,804
Universal life and annuity contract interest	7,191	21,991	111,118	—	140,300
Other operating expenses	3,767	6,708	6,086	5,363	21,924
Federal income taxes (benefit)	470	2,930	2,857	1,615	7,872

Total expenses	16,493	41,061	149,058	6,978	213,590

Segment earnings (loss)	$902	5,631	5,493	3,103	15,129

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2012
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$36,432	230,753	601,414	—	868,599
Total segment assets	413,630	1,076,573	8,100,477	226,709	9,817,389
Future policy benefits	351,915	796,354	7,116,918	—	8,265,187
Other policyholder liabilities	10,738	18,457	121,373	—	150,568

Three Months Ended
March 31, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$10,539	23,431	6,312	—	40,282
Net investment income	5,818	15,397	124,389	3,954	149,558
Other revenues	7	32	61	5,555	5,655

Total revenues	16,364	38,860	130,762	9,509	195,495

Life and other policy benefits	1,648	3,480	8,550	—	13,678
Amortization of deferred acquisition costs	2,391	5,608	23,712	—	31,711
Universal life and annuity contract interest	7,213	14,812	79,518	—	101,543
Other operating expenses	4,768	5,818	4,028	5,404	20,018
Federal income taxes (benefit)	115	3,063	5,010	1,375	9,563

Total expenses	16,135	32,781	120,818	6,779	176,513

Segment earnings (loss)	$229	6,079	9,944	2,730	18,982

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$41,763	40,282
Net investment income	180,814	149,558
Other revenues	6,142	5,655
Realized gains (losses) on investments	2,313	1,167

Total condensed consolidated premiums and other revenues	$231,032	196,662

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$7,872	9,563
Taxes on realized gains (losses) on investments	810	408

Total condensed consolidated Federal income taxes	$8,682	9,971

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net Earnings:
Total segment earnings	$15,129	18,982
Realized gains (losses) on investments, net of taxes	1,503	759

Total condensed consolidated net earnings	$16,632	19,741

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,
	2013	2012
	(In thousands)

Assets:
Total segment assets	$10,321,396	9,817,389
Other unallocated assets	155,105	67,216

Total condensed consolidated assets	$10,476,501	9,884,605

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first quarter of 2013 or 2012.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of March 31, 2013 and 2012, the liability balance was $4.1 million and $1.6 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2013	291,000	82,468	$186.19
Exercised	—	(2,850)	150.00
Forfeited	—	(400)	255.13
Expired	—	—	—
Stock options granted	—	—	—

Balance at March 31, 2013	291,000	79,218	$187.14

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2013	66,461	$125.03
Exercised	(800)	114.64
Forfeited	(400)	251.49
Granted	—	—

Balance at March 31, 2013	65,261	$124.38

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three months ended March 31, 2013 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $0.1 million and $0 for the three months ended March 31, 2013 and 2012, respectively. The total share-based liabilities paid were $126,337 and $17,000 for the three months ended March 31, 2013 and 2012, respectively. The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $0.3 million and $0.3 million, respectively. For the quarters ended March 31, 2013 and 2012, the total cash received from the exercise of options under the Plans was $0 and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at March 31, 2013.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	47,200	1.1 years	47,200
255.13	23,018	5.1 years	9,208
208.05	9,000	5.2 years	7,200
236.00	250	5.4 years	100
114.64	31,243	5.8 years	15,558
132.56	33,768	8.7 years	1,800
Totals	144,479		81,066

Aggregate intrinsic value (in thousands)	$4,611		$2,260

The aggregate intrinsic value in the table above is based on the closing stock price of $176.00 per share on March 31, 2013.

In estimating the fair value of the options outstanding at March 31, 2013 and December 31, 2012, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	March 31, 2013	December 31, 2012

Expected term of options	1 to 9 years	0 to 9 years
Expected volatility:
Range	18.86% to 33.49%	19.54% to 34.93%
Weighted-average	24.93%	25.96%
Expected dividend yield	20.20%	23.00%
Risk-free rate:
Range	0.42% to 1.64%	0.39% to 1.49%
Weighted-average	0.84%	0.84%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $1.5 and $0 million for the three months ended March 31, 2013 and 2012, respectively. The related tax expense (benefit) recognized was $0.5 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the total compensation cost related to nonvested options not yet recognized was $1.8 million.  This amount is expected to be recognized over a weighted-average period of 1.4 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the inability to ascertain any financial harm to the class of policyholders, and the current status of the case before the Court, the Company is unable to reasonably estimate a possible range of loss for disclosure in the accompanying financial statements. Therefore, no amounts have been provided in the financial statements of the Company as of March 31, 2013 for this matter. The trial date has been vacated and a pretrial conference is scheduled for May 31, 2013.

In addition to the class action lawsuit described above, the Company is the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company has been informed that SUSEP is attempting to impose a penal fine of approximately $6.0 billion on the Company.  SUSEP has unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company and its legal advisors believe that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process have been invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought.

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

The Company had $5.7 million of commitments to extend credit relating to mortgage loans at March 31, 2013. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,796	1,628
Realized losses on disposal	—	—
Held to maturity debt securities:
Realized gains on disposal	329	116
Realized losses on disposal	(69)	(374)
Equity securities realized gains (losses)	318	(4)
Real estate gains (losses)	—	—
Mortgage loans write-downs	—	—
Other	—	—

Totals	$2,374	1,366

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 15.5% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$382	(253)
Portion of loss (gain) recognized in comprehensive income	(443)	78

Net impairment losses (gains) on debt securities recognized in earnings	(61)	(175)
Equity securities impairments	—	(24)

Totals	$(61)	(199)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended March 31, 2013	Twelve Months Ended December 31, 2012

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,247	1,122
Reductions for securities sold during current period	$—	(118)
Additions for credit losses not previously recognized in other-than-temporary impairments	61	1,243

Ending balance, cumulative credit losses related to other-than-temporary impairment	$2,308	2,247

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2013.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,107	2,551	—	25,658
U.S. Treasury	1,909	617	—	2,526
States and political subdivisions	415,553	40,932	(718)	455,767
Foreign governments	9,990	507	—	10,497
Public utilities	778,321	86,375	(181)	864,515
Corporate	3,052,451	260,064	(5,675)	3,306,840
Mortgage-backed	1,766,021	121,769	(484)	1,887,306
Home equity	21,057	4,556	(359)	25,254
Manufactured housing	9,732	779	—	10,511

Totals	$6,078,141	518,150	(7,417)	6,588,874

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at March 31, 2013.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$598	—	(32)	566
Foreign governments	9,925	570	—	10,495
Public utilities	257,807	25,107	(9)	282,905
Corporate	2,259,238	211,922	(1,915)	2,469,245
Mortgage-backed	101,497	8,789	—	110,286
Home equity	12,222	17	(394)	11,845
Manufactured housing	4,695	223	—	4,918
	2,645,982	246,628	(2,350)	2,890,260

Equity public	10,326	3,654	(38)	13,942

Totals	$2,656,308	250,282	(2,388)	2,904,202

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,114	2,748	—	25,862
U.S. Treasury	1,907	648	—	2,555
States and political subdivisions	391,062	41,150	(431)	431,781
Foreign governments	9,988	616	—	10,604
Public utilities	781,239	89,162	(103)	870,298
Corporate	2,887,572	273,431	(3,753)	3,157,250
Mortgage-backed	1,835,051	133,684	(261)	1,968,474
Home equity	21,545	4,443	(549)	25,439
Manufactured housing	10,642	722	—	11,364

Totals	$5,962,120	546,604	(5,097)	6,503,627

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities available for sale at December 31, 2012.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$599	—	(28)	571
Foreign governments	15,134	932	—	16,066
Public utilities	254,853	26,621	(47)	281,427
Corporate	2,157,706	222,587	(2,981)	2,377,312
Mortgage-backed	113,488	8,905	(64)	122,329
Home equity	12,242	—	(1,483)	10,759
Manufactured housing	5,030	240	—	5,270
	2,559,052	259,285	(4,603)	2,813,734

Equity public	9,460	2,865	(58)	12,267

Totals	$2,568,512	262,150	(4,661)	2,826,001

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	21,683	(712)	579	(6)	22,262	(718)
Foreign governments	—	—	—	—	—	—
Public utilities	23,292	(181)	—	—	23,292	(181)
Corporate	381,377	(3,924)	28,235	(1,751)	409,612	(5,675)
Mortgage-backed	30,917	(484)	—	—	30,917	(484)
Home equity	—	—	6,386	(359)	6,386	(359)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$457,269	(5,301)	35,200	(2,116)	492,469	(7,417)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2013.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	566	(32)	—	—	566	(32)
Foreign governments	—	—	—	—	—	—
Public utilities	1,008	(9)	—	—	1,008	(9)
Corporate	116,702	(1,428)	14,475	(487)	131,177	(1,915)
Mortgage-backed	—	—	—	—	—	—
Home equity	—	—	6,913	(394)	6,913	(394)
Manufactured housing	—	—	—	—	—	—
	118,276	(1,469)	21,388	(881)	139,664	(2,350)

Equity public	214	(21)	159	(17)	373	(38)

Total temporarily impaired securities	$118,490	(1,490)	21,547	(898)	140,037	(2,388)

Liquidity in the bond market improved in 2012 and 2013 as economic and market conditions stabilized. Although the unrealized losses declined substantially in 2012 and held at the 2012 level through the first quarter of 2013, there continues to be uncertainty in the bond markets regarding the economic recovery and some unrealized losses remain in the Company's portfolio. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities nor does it think it will be forced to sell until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the first quarter of 2013, the Company recorded an other-than-temporary impairment on two asset-backed securities. The securities had $0.1 million of credit impairment which is reported in the Condensed Consolidated Statements of Earnings and $0.4 million of liquidity gains which did not affect current earnings. The Company intends to hold the securities until recovery of fair market value or maturity.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Debt securities. The gross unrealized losses for debt securities are made up of 96 individual issues, or 7.6% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 98.5%. Of the 96 securities, 10, or approximately 10.3%, fall in the 12 months or greater aging category; and 91 were rated investment grade at March 31, 2013. Additional information on debt securities by investment category is summarized below.

U.S. Treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  No securities had a gross unrealized loss.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 14 securities.  Of these securities, all are rated A or above except 1 which is rated BBB+ and 1 is rated BB.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of March 31, 2013.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 3 securities, all are rated BBB- or above.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously, including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 70 securities had unrealized losses, with 2 issues rated below investment grade. More extensive analysis was performed on these 2 issues.  Based on the analysis performed, none of these securities are considered other-than-temporarily impaired at March 31, 2013.

Mortgage-backed securities. Of the 4 securities, all are rated AA+.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Based on cash flow analysis, none of the unrealized losses are considered other-than-temporary at March 31, 2013.

Home equity. Of the 5 securities, all are rated B or above except 1 which is rated CC.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on cash flow analysis, 1 security was other-than-temporarily impaired at March 31, 2013.

Manufactured housing.  No securities had a gross unrealized loss.

Equity securities.  The gross unrealized losses for equity securities are made up of 9 individual issues.  These holdings are reviewed quarterly for impairment.  None of the equity securities were considered other-than-temporarily impaired at March 31, 2013, in accordance with Company policy.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	19,745	(401)	1,470	(31)	21,215	(432)
Foreign governments	—	—	—	—	—	—
Public utilities	24,271	(80)	1,982	(23)	26,253	(103)
Corporate	303,645	(1,776)	38,078	(1,977)	341,723	(3,753)
Mortgage-backed	15,010	(261)	—	—	15,010	(261)
Home equity	—	—	6,435	(548)	6,435	(548)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$362,671	(2,518)	47,965	(2,579)	410,636	(5,097)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	571	(28)	—	—	571	(28)
Foreign governments	—	—	—	—	—	—
Public utilities	10,949	(47)	—	—	10,949	(47)
Corporate	64,383	(713)	14,713	(2,268)	79,096	(2,981)
Mortgage-backed	3,839	(64)	—	—	3,839	(64)
Home equity	4,698	(216)	6,062	(1,267)	10,760	(1,483)
Manufactured housing	—	—	—	—	—	—
	84,440	(1,068)	20,775	(3,535)	105,215	(4,603)

Equity public	756	(8)	295	(50)	1,051	(58)

Total temporarily impaired securities	$85,196	(1,076)	21,070	(3,585)	106,266	(4,661)

(C)	Transfer of Securities

During the three months ended March 31, 2013 and 2012, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$51,365	40.7%	$58,754	41.1%
50% to 60%	20,133	16.0%	27,832	19.5%
60% to 70%	22,912	18.2%	23,518	16.5%
70% to 80%	8,619	6.8%	9,431	6.6%
80% to 90%	—	—%	—	—%
Greater than 90%	23,160	18.3%	23,285	16.3%
Gross balance	126,189	100.0%	142,820	100%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$125,539	99.5%	$142,170	99.5%

(1) Loan-to-Value Ratio using the most recent appraised value.

The mortgage loans in the greater than 90% category relate to loans made with a long standing borrower. The loans are backed by the investment property, contracted leases, as well as a separate and additional guarantee of the long standing borrower.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan allowance for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)

Balance, beginning of period	$650	4,571
Provision	—	650
Releases	—	(4,571)

Balance, end of period	$650	650

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,890,260	—	2,890,260	—
Equity securities, available for sale	13,942	13,389	553	—
Derivatives, index options	130,967	—	130,967	—

Total assets	$3,035,169	13,389	3,021,780	—

Policyholder account balances (a)	$149,895	—	149,895	—
Other liabilities (b)	4,073	—	—	4,073

Total liabilities	$153,968	—	149,895	4,073

During the three months ended March 31, 2013, the Company had no transfers into or out of Levels 1, 2 or 3, equity securities available for sale. The security is held at its equity value and was transferred to other long-term investments. The Company did not make any other transfers of assets into or out of levels 1, 2 or 3 during the period reported.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,890,260	—	2,890,260	—
Priced internally	—	—	—	—
Subtotal	2,890,260	—	2,890,260	—

Equity securities, available for sale:
Priced by third-party vendors	13,942	13,389	553	—
Priced internally	—	—	—	—
Subtotal	13,942	13,389	553	—

Derivatives, index options:
Priced by third-party vendors	130,967	—	130,967	—
Priced internally	—	—	—	—
Subtotal	130,967	—	130,967	—

Total	$3,035,169	13,389	3,021,780	—

Percent of total	100.0%	0.4%	99.6%	—%

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

	For the Three Months Ended March 31, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2013	$—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	1,481
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(126)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	4,073

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	1,551

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three months ended March 31, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(7)
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—	—	—	(17)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	1,623

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	30

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,078,141	6,588,874	5,962,120	6,503,627
Securities available for sale	2,904,202	2,904,202	2,826,001	2,826,001

Cash and short-term investments	86,816	86,816	124,561	124,561
Mortgage loans	125,539	132,063	142,170	147,365
Policy loans	71,143	71,143	71,549	71,549
Other loans	12,169	12,490	14,997	15,273
Derivatives, index options	130,967	130,967	57,890	57,890
Life interest in Libbie Shearn Moody Trust	—	12,775	—	12,775

LIABILITIES
Deferred annuity contracts	$7,020,784	6,734,914	6,907,055	6,624,111
Immediate annuity and supplemental contracts	489,011	526,909	492,853	531,857

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

The tables below present the fair value of derivative instruments as of March 31, 2013 and December 31, 2012, respectively.

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$130,967

Fixed-indexed products			Universal Life and Annuity Contracts	$149,895

Total		$130,967		$149,895

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$57,890

Fixed-indexed products			Universal Life and Annuity Contracts	$72,470

Total		$57,890		$72,470

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013 and 2012.

		March 31, 2013	March 31, 2012
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)

Equity index options	Net investment income	$74,432	42,437

Fixed-index products	Universal life and annuity contract interest	(70,084)	(47,615)

		$4,348	(5,178)

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 8, 2013, which is the date that the financial statements have been issued, and no reportable items were identified.

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2013 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2012 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2013, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2013, the Company maintained approximately 141,000 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 15,200 domestic independent agents contracted. Roughly 18% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2013, the Company had approximately 72,400 international life insurance policies in force representing approximately $19.1 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,560 independent international consultants and brokers currently contracted, 30% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)

International:
Universal life	$1,056	1,445
Traditional life	737	685
Equity-indexed life	2,363	3,319

	4,156	5,449
Domestic:
Universal life	113	34
Traditional life	16	11
Equity-indexed life	4,110	1,624

	4,239	1,669

Totals	$8,395	7,118

Life insurance sales as measured by annualized first year premiums increased 18% in the first quarter of 2013 as compared to the first quarter of 2012. By market segment, the domestic life insurance line of business posted a 154% increase over the comparable results during the first quarter of 2012 while international life sales decreased 24% during the same time frame.

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

As reported in the Company's Form 10-Q filing for the quarter ended September 30, 2011, Brazilian insurance regulators publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. This public announcement has served to influence the demand for the Company's products resulting in a decrease in the number of new applications for insurance from residents of Brazil since that time.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2013	2012

Percentage of International Sales:
Latin America	89.7%	85.4%
Pacific Rim	8.5	13.8
Eastern Europe	1.8	0.8

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (20%), Venezuela (18%), Peru (13%), and Columbia (10%) comprising the largest contributions. Sales to residents in Peru increased 37% in the first three months of 2013 compared to the same period in 2012.

The Company's domestic operations have historically been more heavily skewed toward annuity sales rather than life insurance sales. Partially in response to comments from outside rating agencies who expressed a preference for a greater proportion of overall Company earnings to derive from the life insurance line of business, management has been placing emphasis on building domestic life insurance sales as a strategic focus for future growth. The Company revamped its domestic life operations by changing the way it contracts distribution for life business, eliminating products and distribution that had not contributed significantly to earnings, and creating new and competitive products. These offerings included single premium universal life ("SPUL") and equity-indexed universal life ("EIUL") products.

More recently the Company has developed hybrids of its EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching 65 years of age in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 153% increase in domestic EIUL sales in the first three months of 2013 versus 2012.

The Company's implementation of commission caps on domestic policies in 2009 served to discourage sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past two years has produced a modest upward trend in this figure. Conversely, the Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Three months ended March 31, 2013	304,300	349,700

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers are looking for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for 77% of total life sales in the first three months of 2013, an increase from 69% for the same period in 2012.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2013	2012
	($ in thousands)

Universal life:
Number of policies	56,490	59,620
Face amounts	$7,260,430	7,476,950

Traditional life:
Number of policies	40,470	43,060
Face amounts	$3,203,680	2,977,890

Fixed-indexed life:
Number of policies	34,640	33,060
Face amounts	$8,620,960	8,186,410

Rider face amounts	$2,520,900	2,350,480

Total life insurance:
Number of policies	131,600	135,740
Face amounts	$21,605,970	20,991,730

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At March 31, 2013, the Company’s face amount of life insurance in force was comprised of $19.1 billion from the international line of business and $2.5 billion from the domestic line of business. At March 31, 2012, these amounts were $18.7 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Fixed-indexed annuities	$163,919	153,496
Other deferred annuities	31,787	27,750
Immediate annuities	2,813	12,230

Totals	$198,519	193,476

Annuity sales in the first quarter of 2013 were 3% higher than in the first quarter of 2012. Annuity sales in the first quarter of 2013 are in line with the Company's sales goals for the 2013 calendar year.

The recessionary contraction and financial market crisis that began in the latter half of 2007 and persisted into 2009 impacted many annuity carriers. Losses from investment impairments and equity exposure (for insurers with variable annuity product offerings) crippled the capital position of numerous companies and limited their ability to write new business. In contrast, the Company's substantial capital position attained through profitable operations and limited investment loss exposure positioned it to write additional levels of annuity business. During 2010 and 2011, the Company sold approximately $1.4 billion of annuity products per year indicative of the Company's enhanced competitive position in the marketplace.

Under the auspices of the Company's enterprise risk management (ERM) processes, management evaluated the potential ramifications of continuing a high level of annuity sales in the current depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Considered was the Federal Reserve's announced intention to maintain interest rates at current levels over the next several years and hints of ongoing quantitative easing initiatives. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent in the present environment.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 60% to 80% of all annuity sales. During the first three months of 2013 this percentage reached 83% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2013	2012
	($ in thousands)

Fixed-indexed annuities
Number of policies	61,130	56,260
GAAP annuity reserves	$4,364,583	3,894,441

Other deferred annuities
Number of policies	62,100	66,270
GAAP annuity reserves	$2,635,546	2,777,666

Immediate annuities
Number of policies	17,760	17,650
GAAP annuity reserves	$412,683	430,418

Total annuities
Number of policies	140,990	140,180
GAAP annuity reserves	$7,412,812	7,102,525

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. Economic data through the first quarter of 2013 has not provided a clear indication of the economy's direction. There have been conflicting signals of both progress and retraction creating uncertainty about the direction of the economy at least in the near term. The episode in Cyprus served as a reminder of the fundamental fiscal problems embedded in the European block of countries, the effects of which threaten to spill over into other regions of the world. Worries of a slowdown in China associated with financial administrators there addressing market excesses that have been bubbling up for years merit further surveillance. The Japanese announced version of "quantitative easing" has raised the specter of currency imbalances and potential negative consequences on international commerce.

Recently, first quarter GDP for the U.S. was announced at a level lower than that anticipated by economists. More worrisome is the fact that this lower level of economic activity was propped up by inventory growth and incremental consumer spending at the beginning of the year fueled by 2012 year-end special distributions of income, dividends and bonuses to avoid higher taxation in 2013. Anecdotically, the consumer savings rate in the first quarter of 2013 dropped to the lowest level since the fourth quarter of 2007 reflecting a decline in real disposable income. Economists speculate the expiration of the "payroll tax holiday" at the beginning of the year and its expected dampening effect on consumer spending will become more visible as the year progresses. Household financial income compression could adversely impact the demand for the Company's products and may also cause us to experience a higher incidence of claims, lapses or surrenders of policies. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company's business, results of operations, cash flows or financial condition.

The Financial Stability Oversight Council (FSOC) in recent weeks indicated that low interest rates were one of the serious risks confronting the insurance industry that regulators needed to closely monitor. The FSOC noted that low interest rates may cause insurers to "increase leverage, the duration of their investments and take on increased risk." Since life insurance products are mandated under state regulatory guidelines to provide minimum interest rate guarantees, the low interest rate levels engineered by the Federal Reserve present a challenge to carriers in maintaining profitability levels due to the "compression" on interest rate spreads -- the difference between what a company is able to attain in investment yield and the interest rate level it credits to policyholders of its products.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal products surrenders and withdrawals at the same time fixed debt securities held by insurers declined in value. Currently, a sudden increase in rates does not appear likely given the Federal Reserve's announced intention of maintaining a low interest rate environment for an extended period of time through their quantitative easing programs. At the same time, junk debt yields have fallen to record lows and junk bond issuance thus far in 2013 is off to the fastest pace to start a calendar year on record. Such frothy conditions are typical of asset bubble scenarios and definitely require monitoring. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Universal life and annuity contract charges	$37,899	36,199
Traditional life and annuity premiums	3,864	4,083
Net investment income (excluding derivatives)	106,382	107,121
Other revenues	6,142	5,655

Operating revenues	154,287	153,058
Derivative gain (loss)	74,432	42,437
Net realized investment gains (losses)	2,313	1,167

Total revenues	$231,032	196,662

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased 4.7% for the first three months in 2013 compared to 2012 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,382	30,380
Surrender charges	8,474	9,818
Other charges	18	211
Gross contract revenues	41,874	40,409

Reinsurance premiums	(3,975)	(4,210)

Net contract revenues	$37,899	36,199

Cost of insurance charges typically trend with the size of the life insurance block in force. Life insurance in force during the first quarter of 2013 averaged approximately $21.6 billion while first quarter of 2012 averaged slightly less than $21.0 billion. Cost of insurance charges recognized in the quarter ended March 31, 2013 increased to $24.3 million from $23.5 million in the first quarter of 2012. Administrative charges pertain to new business issued during the period. These revenues increased to $9.2 million in the first quarter of 2013 from $6.9 million in the same period of the prior year.

Traditional life and annuity premiums - Traditional life and annuity premiums were down slightly in the first three months of 2013 compared to the same period in 2012. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Gross investment income:
Debt securities	$102,078	101,984
Mortgage loans	2,610	2,926
Policy loans	1,157	1,348
Short-term investments	83	235
Other invested assets	771	915

Total investment income	106,699	107,408
Less: investment expenses	317	287

Net investment income (excluding derivatives)	106,382	107,121
Derivative gain (loss)	74,432	42,437

Net investment income	$180,814	149,558

For the three months ended March 31, 2013, debt securities generated approximately 95.7% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities in the first quarter of 2013 versus 2012 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity and single premium life insurance sales. This increase is somewhat mitigated by higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Mortgage loan investment income for the three months ended March 31, 2013 decreased over the comparable period in 2012 reflecting a reduction in the portfolio balance due to loan maturities and paydowns. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Excluding derivatives:
Net investment income	$106,382	107,121
Average invested assets, at amortized cost	$9,259,294	8,195,352
Annual yield on average invested assets	4.60%	5.23%

Including derivatives:
Net investment income	$180,814	149,558
Average invested assets, at amortized cost	$9,302,983	8,256,122
Annual yield on average invested assets	7.77%	7.25%

The lower yield on average invested assets, excluding derivatives, through the first quarter of 2013 compared to 2012 is due to the progressively lower yields obtained on new fixed maturity debt securities investments. During 2012, the average yield on bond purchases to fund insurance operations was 3.37% representing a 1.59% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2013 had an average yield of 3.10% with spreads decreasing to 1.17% over treasury rates. The weighted average quality of new purchases during the first quarter was "A-", which equaled the overall quality rating of purchases during 2012. In addition, the composite duration of purchases during the first quarter also approximated that of 2012 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. The ten year treasury bond rate ranged from a low of 1.80% to a high of 2.09% during the first quarter of 2013.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $6.0 million and $5.6 million for the three months ended 2013 and 2012, respectively.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-indexed products also fluctuates in a similar manner and direction. For the quarter ended March 31, 2013, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expense during this period.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Derivatives:
Unrealized gain (loss)	$72,112	54,217
Realized gain (loss)	2,320	(11,780)

Total gain (loss) included in net investment income	$74,432	42,437

Total contract interest	$140,300	101,543

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

Net realized investment gains (losses) - Realized gains on investments in the first quarter of 2013 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2013 consisted of gross gains of $2.5 million offset by gross losses of $0.2 million, which include other-than-temporary impairment losses.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in other comprehensive income (loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statements of Earnings are summarized in the following table.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Impairment or valuation write-downs:
Bonds	$61	175
Equities	—	24
Mortgage loans	—	—
Real estate	—	—

Total	$61	199

Bond impairments during the three months ended March 31, 2013 pertained to asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments in 2012 represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $50,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Life and other policy benefits	$12,690	13,678
Amortization of deferred policy acquisition costs	30,804	31,711
Universal life and annuity contract interest	140,300	101,543
Other operating expenses	21,924	20,018

Totals	$205,718	166,950

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $8.0 million during the first quarter of 2013 compared to $9.6 million for the quarter ended March 31, 2012. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master database for deceased individuals which matches with insureds under in force policies of the Company. The results have not been substantial given that most of the claims identified are lower face insurance policies issued many years ago by the Company, However, the claim activity for 2013 and 2012 include incremental amounts associated with this project.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2013 and 2012.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2013	2012
	(In thousands)

Unlocking	$—	—
True-up	4,206	778

Totals	$4,206	778

True-up adjustments were recorded in 2013 and 2012 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $4.2 million decrease in amortization expense for the three months ended March 31, 2013, and a $0.8 million decrease for the three months ended March 31, 2012. The true-up adjustments for the life lines of business have been positive (decrease to amortization expense) by $5.9 million in the first three months of 2013 whereas the true-up adjustments for the annuity line of business during the same periods were negative by $1.7 million incrementally adding to amortization expense. For the three months ended March 31, 2012, true-up adjustments for the life lines of business were positive (decrease to amortization expense) by $4.9 million while true-up adjustments for the annuity line of business increased amortization expense by $4.1 million.

No unlocking adjustments were made by the Company in the first quarter of 2013 or 2012. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	March 31,		March 31,
	2013	2012	2013	2012
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.73%	2.96%	6.12%	4.72%
Interest sensitive life	3.98%	4.11%	9.87%	7.30%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $74.4 million and $42.4 million for the quarters ended March 31, 2013 and 2012, respectively.

Similar to deferred policy acquisition costs, the Company makes true-up adjustments pertaining to deferred sales inducements (first year interest bonuses) on a quarterly basis. In the quarters ended March 31, 2013 and 2012, these true-ups adjustments decreased the deferred sales inducement balance sheet amounts (increased contract interest expense) by $0.6 million and $0.9 million, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three months ended March 31, 2013 and 2012 are summarized in the table that follows.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

General insurance expenses	$6,109	6,962
Nursing home expenses	5,363	5,404
Compensation expenses	6,852	5,249
Commission expenses	1,899	2,041
Taxes, licenses and fees	1,701	362

Totals	$21,924	20,018

General insurance expenses include amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $0.8 million and $0.9 million in the first quarter of 2013 and 2012, respectively.

Compensation expenses include share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the three months ended March 31, 2013 share based compensation expense was $1.5 million while for the comparable period in 2012 share based compensation expense was $0.0 million. The market price of the Company's Class A common stock increased approximately 12% between December 2012 and March 2013 from $157.74 to $176.00.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.3% for the three months ended March 31, 2013 compared to 33.6% for the three months ended March 31, 2012. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months ended March 31, 2013 and 2012 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2013	$902	5,631	5,493	3,103	15,129
March 31, 2012	$229	6,079	9,944	2,730	18,982

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$9,610	10,539
Net investment income	7,773	5,818
Other revenues	12	7

Total revenues	17,395	16,364

Benefits and expenses:
Life and other policy benefits	3,030	1,648
Amortization of deferred policy acquisition costs	2,035	2,391
Universal life insurance contract interest	7,191	7,213
Other operating expenses	3,767	4,768

Total benefits and expenses	16,023	16,020

Segment earnings (loss) before Federal income taxes	1,372	344
Provision (benefit) for Federal income taxes	470	115

Segment earnings (loss)	$902	229

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Universal life insurance revenues	$9,532	10,381
Traditional life insurance premiums	1,471	1,688
Reinsurance premiums	(1,393)	(1,530)

Totals	$9,610	10,539

The Company's domestic life insurance in force has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a five-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. This ratio has improved somewhat in the first three months of 2013 to a three-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 62,900 at December 31, 2011 to 60,000 at December 31, 2012, and to 59,200 at March 31, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first three months of 2013 was 88% higher than in the comparable period for 2012 and the volume of insurance issued was 193% greater than that in 2012.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$27,378	10,034
Renewal premiums	5,147	4,722

Totals	$32,525	14,756

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During the past couple of years the Company has achieved some success in this regard with the number of new policies issued trending higher. This trend continued through the first quarter of 2013 as noted above. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-indexed universal products. As noted previously in the Results of Operations discussion, option values have increased more rapidly in the first three months of 2013 as compared to 2012 incurring larger option value gains.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2013 was consistent compared to historical trends, although the Social Security Administration master data base project mentioned in the Consolidated Operations section of the discussion on Results of Operations resulted in incremental claims during the period. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three month ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	2,128	593

Totals	$2,128	593

As noted in the table above, the true-up adjustments recorded iincreased the DPAC balance which conversely reduced amortization expense by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$28,019	23,431
Net investment income	18,630	15,397
Other revenues	43	32

Total revenues	46,692	38,860

Benefits and expenses:
Life and other policy benefits	3,645	3,480
Amortization of deferred policy acquisition costs	5,787	5,608
Universal life insurance contract interest	21,991	14,812
Other operating expenses	6,708	5,818

Total benefits and expenses	38,131	29,718

Segment earnings (losses) before Federal income taxes	8,561	9,142
Provision (benefit) for Federal income taxes	2,930	3,063

Segment earnings (loss)	$5,631	6,079

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Universal life insurance revenues	$28,142	23,716
Traditional life insurance premiums	2,393	3,177
Reinsurance premiums	(2,516)	(3,462)

Totals	$28,019	23,431

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. The volume of insurance in force grew from $18.6 billion at December 31, 2011 to $19.2 billion at December 31, 2012 and leveled off to $19.1 billion at March 31, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2013 was 13% lower than in the first three months of 2012 and the volume of insurance issued was 24% less than that in 2012 during the same period.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011. However, the ongoing global concerns may be causing re-emerging concern as international policyholder terminations have been slowly trending higher. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2013	$459.9	8.9%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,674.3	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$5,419	8,157
Renewal premiums	27,365	27,436

Totals	$32,784	35,593

The Company's most popular international products have been its fixed-indexed universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-indexed universal life products of approximately $20.2 million and $22.3 million for the first three months of 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$10,166	9,696
Derivative gain (loss)	8,464	5,701

Net investment income	$18,630	15,397

A comparable impact for the derivative component in the equity-indexed universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2012, the average face amount of insurance purchased was approximately $380,000, and in the first three months of 2013 the average was $350,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three month ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	3,769	4,285

Totals	$3,769	4,285

True-up adjustments in the first three months of 2013 and 2012 increased the DPAC balance and decreased amortization expense.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$4,134	6,312
Net investment income	150,378	124,389
Other revenues	39	61

Total revenues	154,551	130,762

Benefits and expenses:
Life and other policy benefits	6,015	8,550
Amortization of deferred policy acquisition costs	22,982	23,712
Annuity contract interest	111,118	79,518
Other operating expenses	6,086	4,028

Total benefits and expenses	146,201	115,808

Segment earnings (loss) before Federal income taxes	8,350	14,954
Provision (benefit) for Federal income taxes	2,857	5,010

Segment earnings (loss)	$5,493	9,944

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Surrender charges	$4,134	6,308
Payout annuity and other revenues	—	—
Traditional annuity premiums	—	4

Totals	$4,134	6,312

The Company's lapse rate for annuity contracts in the first three months of 2013 was 6.0% compared to 5.9% during the same time frame in 2012. Surrender charge revenue is also dependent upon the duration of the policy at the time of termination as typical surrender charge provisions decrease during the tenure of the contract. Accordingly, the decrease in surrender charge revenue in the first three months of 2013 is primarily a function of the termination of contracts later in their duration.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three month ended March 31, 2013 and 2012 are detailed below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Fixed-indexed annuities	$171,779	150,306
Other deferred annuities	26,118	32,891
Immediate annuities	1,902	9,255

Totals	$199,799	192,452

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 86% and 78% for the three months ended March 31, 2013 and 2012, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $7.8 million and $7.2 million during the first three months of 2013 and 2012, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$86,194	88,479
Derivative gain (loss)	64,184	35,910

Net investment income	$150,378	124,389

As previously described, derivatives are call options purchased to hedge the equity return component of the Company's fixed-index annuity product with any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, reflected in net investment income. Given the bifurcation of the embedded option in the determination of the contract reserve liability, a comparable impact for the derivative component in fixed-index annuity products is reflected in contract interest expense.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three month ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	(1,691)	(4,100)

Totals	$(1,691)	(4,100)

As the true-up adjustments decreased the DPAC balances for the three months ended March 31, 2013 and 2012, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Fixed-index annuities	$83,183	60,751
All other annuities	30,047	23,857

Gross contract interest	113,230	84,608
Bonus interest deferred and capitalized	(7,761)	(7,156)
Bonus interest amortization	7,019	5,815

Total contract interest	$112,488	83,267

The fluctuation in reported contract interest amounts for fixed-index annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values. The derivative gain (loss) information included in the net investment income discussion above is largely reflected in the amounts shown for contract interest for fixed-index annuities.

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the three months ended March 31, 2013 and 2012, deferred sales inducement balances were reduced by $0.6 million and $0.9 million, respectively, for true-up adjustments. These decreases are included in the above table as an addition to bonus interest amortization.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.7 million and $0.2 million of operating earnings in the first three months of 2013 and 2012, respectively. The remaining earnings of $2.4 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantaged purposes.

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

	March 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,968,401	96.0%	$8,775,854	96.5%
Mortgage loans	125,539	1.3%	142,170	1.6%
Policy loans	71,143	0.8%	71,549	0.8%
Derivatives, index options	130,967	1.4%	57,890	0.6%
Real estate	18,691	0.2%	18,800	0.2%
Equity securities	13,942	0.1%	12,267	0.1%
Other	20,445	0.2%	22,639	0.2%

Totals	$9,349,128	100.0%	$9,101,169	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2013 and December 31, 2012, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,521,696	61.7	$5,264,884	60.0
Mortgage-backed securities	1,876,307	20.9	1,957,380	22.3
Public utilities	1,061,226	11.8	1,062,666	12.1
State and political subdivisions	416,119	4.6	391,633	4.5
U.S. agencies	23,107	0.3	23,114	0.3
Asset-backed securities	47,552	0.5	48,216	0.5
Foreign governments	20,485	0.2	26,054	0.3
U.S. Treasury	1,909	—	1,907	—

Totals	$8,968,401	100.0	$8,775,854	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2013	2012
	($ In thousands)

Cost of acquisitions	$501,444	$1,419,730
Average S&P® quality	A-	A-
Effective annual yield	3.10%	3.37%
Spread to treasuries	1.17%	1.59%
Effective duration	8.6 years	8.2 years

The mortgage-backed securities portfolio consists predominantly of agency mortgage-backed securities. Because mortgage-backed securities are subject to prepayment and extension risk, the Company has substantially reduced these risks by investing in collateralized mortgage obligations ("CMO"), which have more predictable cash flow patterns than pass-through securities. These securities, known as planned amortization class I ("PAC I"), very accurately defined maturity ("VADM") and sequential tranches are designed to amortize in a more predictable manner than other CMO classes or pass-throughs. The Company does not purchase tranches, such as PAC II and support tranches, that subject the portfolio to greater than average prepayment risk. Using this strategy, the Company can more effectively manage and reduce prepayment and extension risks, thereby helping to maintain the appropriate matching of the Company's assets and liabilities.

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

	March 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$108,706	1.2	$111,859	1.3
AA	2,606,105	29.1	2,646,017	30.2
A	2,775,367	30.9	2,529,537	28.8
BBB	3,301,985	36.8	3,322,674	37.8
BB and other below investment grade	176,238	2.0	165,767	1.9

Totals	$8,968,401	100.0	$8,775,854	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2013	$169,765	176,238	180,553	1.9%

December 31, 2012	$161,550	165,767	168,671	1.8%

The Company's percentage of below investment grade securities compared to total invested assets increased slightly from December 31, 2012 primarily due to several securities being downgraded during the first three months of 2013. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2013 are summarized below, including March 31, 2013 and December 31, 2012 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2013	March 31, 2013	March 31, 2013	December 31, 2012
	(In thousands)

Retail	$19,146	19,246	19,246	23,770
Telecommunications	5,433	9,020	9,020	8,538
Asset-backed securities	9,803	9,803	11,392	9,989
Mortgage-backed	7,379	7,725	7,725	7,775
Banking/finance	—	304	304	320
Manufacturing	67,792	69,764	72,841	56,325
Transportation	30,498	30,510	29,309	31,324
Other	29,714	29,866	30,716	30,630

Totals	$169,765	176,238	180,553	168,671

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at March 31, 2013 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2013	March 31, 2013	Country Domiciled
	(In thousands)

Covidien	A	$24,199	26,235	Ireland
CRH	BBB+	10,998	11,623	Ireland
Telecom Italia	BBB	11,998	12,250	Italy
Telefonica	BBB	11,754	13,137	Spain

Totals		$58,949	63,245

Securities Held to Maturity

		Book Value	Fair Value	Country
Company	S&P Rating	March 31, 2013	March 31, 2013	Domiciled
	(In thousands)

Coca-Cola HBC	BBB	$4,017	4,354	Greece
CRH	BBB+	3,007	3,069	Ireland
EDP	BB+	17,211	18,066	Portugal
Enel	BBB+	19,914	22,047	Italy
Finmeccanica	BB+	15,025	15,453	Italy
Iberdrola Finance	BBB	2,899	3,192	Spain
Telecom Italia	BBB	2,996	3,107	Italy
Telefonica	BBB	8,140	8,801	Spain

Totals		$73,209	78,089

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

During the three months ended March 31, 2013 the Company recorded other-than-temporary impairment credit related write-downs on debt securities totaling less than $0.1 million. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $7.0 million of other-than-temporary impairments of which $2.4 million was deemed credit related and recognized as realized investment losses in earnings, and $4.6 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2013, approximately 31% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,588,874	6,078,141	510,733
Securities available for sale:
Debt securities	2,890,260	2,645,982	244,278
Equity securities	13,942	10,326	3,616

Totals	$9,493,076	8,734,449	758,627

Asset-Backed Securities

The Company holds approximately $47.6 million in asset-backed securities as of March 31, 2013. This portfolio includes $14.7 million of manufactured housing bonds and $32.9 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $4.0 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of March 31, 2013 were underwritten prior to 2005 as noted in the table below.

	March 31, 2013		December 31, 2012
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$4,856	4,741	5,310	5,014
2002	—	—	—	—
2003	3,914	4,938	3,927	4,960
2004	24,132	27,420	23,067	26,225

Subtotal subprime	$32,902	37,099	32,304	36,199

Alt A:
2004	$3,960	3,960	3,839	3,839

As of March 31, 2013, 2 of the subprime securities were rated AAA, 2 were rated AA, 3 were rated BBB, 2 were rated B, and 2 were rated CC. The Company sold a subprime security in the current quarter and realized a gain on the previously impaired security.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $21.5 million for the year ended December 31, 2012 and $0.3 million for the three months ended March 31, 2013. Principal repayments on mortgage loans for the three months ended March 31, 2013 were $17.0 million.

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

The Company held net investments in mortgage loans totaling $125.5 million and $142.2 million at March 31, 2013 and December 31, 2012, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$68,029	53.9%	$78,010	54.6%
New England	21,094	16.7%	21,160	14.8%
Mountain	1,480	1.2%	2,180	1.5%
Pacific	12,437	9.9%	18,178	12.7%
East North Central	9,701	7.7%	10,367	7.3%
East South Central	10,221	8.1%	10,261	7.2%
South Atlantic	1,148	0.9%	561	0.4%
Middle Atlantic	2,079	1.6%	2,103	1.5%
Gross balance	126,189	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$125,539	99.5%	$142,170	99.5%

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$88,936	70.5%	$98,180	68.7%
Hotel/Motel	4,123	3.3%	4,139	2.9%
Land/Lots	6,265	5.0%	12,618	8.8%
Apartments	16,904	13.4%	16,919	11.9%
Office	3,523	2.8%	4,354	3.1%
All other	6,438	5.0%	6,610	4.6%
Gross balance	126,189	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$125,539	99.5%	$142,170	99.5%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $18.7 million and $18.8 million at March 31, 2013 and December 31, 2012, respectively. The Company recognized operating income on these properties of approximately $0.4 million for the first three months of 2013. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2013	December 31, 2012
	(In thousands except percentages)

Debt securities - fair value	$9,479,134	9,317,361
Debt securities - amortized cost	$8,724,123	8,521,172
Fair value as a percentage of amortized cost	108.70%	109.34%
Unrealized gain balance	$755,011	796,189
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.09%	(0.12)%

	Unrealized Gains Balance
	At March 31, 2013	At December 31, 2012	Change in Unrealized Balance

Debt securities held to maturity	$510,733	541,507	(30,774)
Debt securities available for sale	244,278	254,682	(10,404)

Totals	$755,011	796,189	(41,178)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 9 basis points from year-end 2012 through the first three months of 2013 and the Company's unrealized gain position decreased $41.2 million on a portfolio with an amortized cost basis of approximately $8.7 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2012, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2013 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2013.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended March 31, are noted in the table below.

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Product Line:
Traditional Life	$1,168	1,367
Universal Life	13,111	12,348
Annuities	109,397	117,121

Total	$123,676	130,836

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $82.3 million and $76.0 million for the three months ended March 31, 2013 and 2012, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $470.0 million and $464.4 million for the three months ended March 31, 2013 and 2011, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $17.1 million and $1.8 million during the three months ended March 31, 2013 and 2012, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2013, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$112	112	—	—	—
Life claims payable (1)	72,155	72,155	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	11,569,684	1,117,509	1,973,536	1,788,482	6,690,157

Total	$11,641,951	1,189,776	1,973,536	1,788,482	6,690,157

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

ITEM 1A. RISK FACTORS

There have been no changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	—	—	N/A	N/A
February 1, 2013 through February 28, 2013	—	—	N/A	N/A
March 1, 2013 through March 31, 2013	2,850	$174.99	N/A	N/A

Total	2,850	$174.99	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	May 8, 2013	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	May 8, 2013	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2013	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)