Form 10-Q
period 2013-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2013-08-09
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of August 5, 2013, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2013	December 31, 2012

Investments:
Securities held to maturity, at amortized cost (fair value: $6,491,176 and $6,503,627)	$6,232,872	5,962,120
Securities available for sale, at fair value (cost: $2,626,174 and $2,658,512)	2,769,878	2,826,001
Mortgage loans, net of allowance for possible losses ($650 and $650)	119,372	142,170
Policy loans	70,795	71,549
Derivatives, index options	121,890	57,890
Other long-term investments	31,977	41,439

Total investments	9,346,784	9,101,169

Cash and short-term investments	68,232	124,561
Deferred policy acquisition costs	753,105	705,397
Deferred sales inducements	166,984	152,844
Accrued investment income	95,279	92,665
Federal income tax receivable	—	5,655
Other assets	82,393	81,567

Total assets	$10,512,777	10,263,858

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2013	December 31, 2012

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,670,321	8,430,545
Traditional life reserves	137,318	138,309
Other policyholder liabilities	165,230	148,561
Deferred Federal income tax liability	22,491	55,054
Federal income tax payable	6,708	—
Other liabilities	110,529	99,709

Total liabilities	9,112,597	8,872,178

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 issued and outstanding in 2013 and 2012	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2013 and 2012	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	41,663	76,786
Retained earnings	1,317,115	1,273,492

Total stockholders’ equity	1,400,180	1,391,680

Total liabilities and stockholders' equity	$10,512,777	10,263,858

Note:  The Condensed Consolidated Balance Sheet at December 31, 2012, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012

Premiums and other revenues:
Universal life and annuity contract charges	$40,363	36,653
Traditional life premiums	5,218	4,904
Net investment income	129,687	78,181
Other revenues	5,990	5,866
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(72)	(185)
Portion of OTTI (gains) losses recognized in other comprehensive income	(106)	(235)
Net OTTI losses recognized in earnings	(178)	(420)
Other net investment gains (losses)	1,779	2,425
Total net realized investment gains (losses)	1,601	2,005

Total revenues	182,859	127,609

Benefits and expenses:
Life and other policy benefits	18,450	13,857
Amortization of deferred policy acquisition costs	28,852	31,349
Universal life and annuity contract interest	71,438	26,004
Other operating expenses	24,843	22,452

Total benefits and expenses	143,583	93,662

Earnings before Federal income taxes	39,276	33,947

Federal income taxes	12,285	10,701

Net earnings	$26,991	23,246

Basic earnings per share:
Class A	$7.64	6.58
Class B	$3.82	3.29

Diluted earnings per share:
Class A	$7.62	6.58
Class B	$3.82	3.29

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012

Premiums and other revenues:
Universal life and annuity contract charges	$78,262	72,852
Traditional life premiums	9,082	8,987
Net investment income	310,501	227,739
Other revenues	12,132	11,521
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	310	(462)
Portion of OTTI (gains) losses recognized in other comprehensive income	(549)	(157)
Net OTTI losses recognized in earnings	(239)	(619)
Other net investment gains (losses)	4,153	3,791
Total net realized investment gains (losses)	3,914	3,172

Total revenues	413,891	324,271

Benefits and expenses:
Life and other policy benefits	31,140	27,535
Amortization of deferred policy acquisition costs	59,656	63,060
Universal life and annuity contract interest	211,738	127,547
Other operating expenses	46,767	42,470

Total benefits and expenses	349,301	260,612

Earnings before Federal income taxes	64,590	63,659

Federal income taxes	20,967	20,672

Net earnings	$43,623	42,987

Basic earnings per share:
Class A	$12.34	12.16
Class B	$6.17	6.08

Diluted earnings per share:
Class A	$12.32	12.16
Class B	$6.17	6.08

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Net earnings	$26,991	23,246

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(33,107)	5,624
Net unrealized liquidity gains (losses)	20	161
Reclassification adjustment for net amounts included in net earnings	(1,037)	(1,658)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	(34,124)	4,127

Foreign currency translation adjustments	3	(101)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	373	225

Other comprehensive income	(33,748)	4,251

Comprehensive income	$(6,757)	27,497

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Net earnings	$43,623	42,987

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(34,232)	13,376
Net unrealized liquidity gains (losses)	158	137
Reclassification adjustment for net amounts included in net earnings	(2,396)	(2,698)
Amortization of net unrealized (gains) losses related to transferred securities	—	1

Net unrealized gains (losses) on securities	(36,470)	10,816

Foreign currency translation adjustments	593	285

Benefit plans:
Amortization of net prior service cost and net gain	754	448

Other comprehensive income	(35,123)	11,549

Comprehensive income	$8,500	54,536

See accompanying notes to condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	—	—

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	—	—

Balance at end of period	37,767	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	91,972	69,116
Change in unrealized gains during period, net of tax	(36,628)	10,679

Balance at end of period	55,344	79,795

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,426)	(2,320)
Amortization	77	15
Other-than-temporary impairments, non-credit, net of tax	23	92
Additional credit loss on previously impaired securities	14	—
Change in shadow deferred policy acquisition costs	(77)	30

Balance at end of period	(1,389)	(2,183)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(196)	(608)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(123)	—
Recoveries, net of tax	244	—

Balance at end of period	(75)	(608)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued) For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Foreign currency translation adjustments:
Balance at beginning of period	2,589	2,368
Change in translation adjustments during period	593	285

Balance at end of period	3,182	2,653

Benefit plan liability adjustment:
Balance at beginning of period	(16,153)	(15,380)
Amortization of net prior service cost and net gain, net of tax	754	448

Balance at end of period	(15,399)	(14,932)

Accumulated other comprehensive income at end of period	41,663	64,725

Retained earnings:
Balance at beginning of period	1,273,492	1,182,207
Net earnings	43,623	42,987
Stockholder dividends	—	—

Balance at end of period	1,317,115	1,225,194

Total stockholders' equity	$1,400,180	$1,331,321

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from operating activities:
Net earnings	$43,623	42,987
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	211,738	127,547
Surrender charges and other policy revenues	(7,105)	(7,009)
Realized (gains) losses on investments	(3,914)	(7,743)
Accrual and amortization of investment income	(1,487)	(1,400)
Depreciation and amortization	2,813	2,841
(Increase) decrease in value of index options	(91,124)	(9,959)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(4,984)	3,664
(Increase) decrease in accrued investment income	(2,224)	(2,301)
(Increase) decrease in other assets	(2,594)	(3,960)
Increase (decrease) in liabilities for future policy benefits	5,349	3,602
Increase (decrease) in other policyholder liabilities	16,669	2,797
Increase (decrease) in Federal income taxes	(563)	(12,757)
Increase (decrease) in other liabilities	87	3,385
Other, net	—	128

Net cash provided by operating activities	166,284	141,822

Cash flows from investing activities:
Proceeds from sales of:
Securities available for sale	9,670	(367)
Other investments	11,925	3,492
Proceeds from maturities and redemptions of:
Securities held to maturity	710,366	696,502
Securities available for sale	128,127	177,601
Index options	54,640	941
Purchases of:
Securities held to maturity	(970,658)	(785,820)
Securities available for sale	(191,387)	(271,552)
Index options	(28,498)	(26,153)
Other investments	(15)	(4,263)
Principal payments on mortgage loans	25,490	38,154
Cost of mortgage loans acquired	(2,419)	(8,403)
Decrease (increase) in policy loans	754	598
Other, net	(3)	—

Net cash used in investing activities	(252,008)	(179,270)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED For the Six Months Ended June 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	477,776	454,963
Return of account balances on universal life and annuity contracts	(448,973)	(425,827)
Issuance of common stock under stock option plan	—	—

Net cash provided by financing activities	28,803	29,136

Effect of foreign exchange	592	286

Net increase (decrease) in cash and short-term investments	(56,329)	(8,026)
Cash and short-term investments at beginning of period	124,561	119,290

Cash and short-term investments at end of period	$68,232	$111,264

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	$20
Income taxes	$22,695	$33,495

Noncash operating activities:
Deferral of sales inducements	$1,429	$158

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of June 30, 2013, and the results of its operations and its cash flows for the for the three and six months ended June 30, 2013 and 2012. The results of operations for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date.

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

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2013 is $100.5 million. The Company did not declare or pay cash dividends on common stock during the six months ended June 30, 2013 or 2012.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$26,991		23,246
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$26,991		23,246

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	26,227	764	22,589	658

Net income	$26,227	764	22,589	658

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	7	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,442	200	3,435	200

Basic Earnings Per Share	$7.64	3.82	6.58	3.29

Diluted Earnings Per Share	$7.62	3.82	6.58	3.29

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$43,623		42,987
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$43,623		42,987

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	42,389	1,234	41,771	1,216

Net income	$42,389	1,234	41,771	1,216

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	6	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,441	200	3,435	200

Basic Earnings Per Share	$12.34	6.17	12.16	6.08

Diluted Earnings Per Share	$12.32	6.17	12.16	6.08

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$47	43	95	87
Interest cost	218	232	436	464
Expected return on plan assets	(283)	(267)	(567)	(535)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	203	197	406	393

Net periodic benefit cost	$186	206	372	411

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2013 plan year is $0.7 million of which it expects to contribute approximately $0.4 million during 2013 with the remainder to be contributed in 2014. In addition, the Company had a remaining contribution payable for the 2012 plan year of $0.1 million which it paid during the first quarter of 2013. As of June 30, 2013, the Company had contributed a total of $0.2 million to the plan for the 2013 and 2012 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$45	42	89	84
Interest cost	200	228	400	456
Amortization of prior service cost	14	15	29	30
Amortization of net loss	293	286	587	571

Net periodic benefit cost	$552	571	1,105	1,141

The Company expects to contribute $2.0 million to these plans in 2013.  As of June 30, 2013, the Company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Interest cost	$30	33	59	65
Amortization of prior service cost	25	26	51	52
Amortization of net loss	8	9	16	20

Net periodic benefit cost	$63	68	126	137

The Company expects to contribute minimal amounts to the plan in 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2013 and June 30, 2012 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2013
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$45,391	231,684	643,014	—	920,089
Total segment assets	522,003	1,134,181	8,420,780	253,831	10,330,795
Future policy benefits	454,359	875,672	7,477,608	—	8,807,639
Other policyholder liabilities	13,109	14,734	137,387	—	165,230

Three Months Ended
June 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$9,413	30,177	5,991	—	45,581
Net investment income	8,242	13,637	102,805	5,003	129,687
Other revenues	(3)	108	(9)	5,894	5,990

Total revenues	17,652	43,922	108,787	10,897	181,258

Life and other policy benefits	1,096	3,225	14,129	—	18,450
Amortization of deferred acquisition costs	2,210	7,926	18,716	—	28,852
Universal life and annuity contract interest	7,868	9,244	54,326	—	71,438
Other operating expenses	4,947	6,125	8,466	5,305	24,843
Federal income taxes (benefit)	468	5,456	4,087	1,715	11,726

Total expenses	16,589	31,976	99,724	7,020	155,309

Segment earnings (loss)	$1,063	11,946	9,063	3,877	25,949

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$19,023	58,196	10,125	—	87,344
Net investment income	16,015	32,267	253,183	9,036	310,501
Other revenues	9	151	30	11,942	12,132

Total revenues	35,047	90,614	263,338	20,978	409,977

Life and other policy benefits	4,126	6,870	20,144	—	31,140
Amortization of deferred acquisition costs	4,245	13,713	41,698	—	59,656
Universal life and annuity contract interest	15,059	31,235	165,444	—	211,738
Other operating expenses	8,714	12,833	14,552	10,668	46,767
Federal income taxes (benefit)	938	8,386	6,944	3,330	19,598

Total expenses	33,082	73,037	248,782	13,998	368,899

Segment earnings (loss)	$1,965	17,577	14,556	6,980	41,078

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2012
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$35,681	229,034	595,865	—	860,580
Total segment assets	430,613	1,062,917	8,149,053	228,674	9,871,257
Future policy benefits	367,968	795,992	7,152,771	—	8,316,731
Other policyholder liabilities	11,899	13,710	128,496	—	154,105

Three Months Ended
June 30, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$4,280	32,115	5,162	—	41,557
Net investment income	3,991	7,315	61,875	5,000	78,181
Other revenues	45	314	(260)	5,767	5,866

Total revenues	8,316	39,744	66,777	10,767	125,604

Life and other policy benefits	1,620	6,315	5,922	—	13,857
Amortization of deferred acquisition costs	2,068	7,757	21,524	—	31,349
Universal life and annuity contract interest	1,230	6,431	18,343	—	26,004
Other operating expenses	2,578	6,718	7,744	5,412	22,452
Federal income taxes (benefit)	261	3,943	4,110	1,685	9,999

Total expenses	7,757	31,164	57,643	7,097	103,661

Segment earnings (loss)	$559	8,580	9,134	3,670	21,943

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2012
Condensed Consolidated Income Statements:
Premiums and contract revenues	$14,819	55,546	11,474	—	81,839
Net investment income	9,809	22,712	186,264	8,954	227,739
Other revenues	52	346	(199)	11,322	11,521

Total revenues	24,680	78,604	197,539	20,276	321,099

Life and other policy benefits	3,268	9,795	14,472	—	27,535
Amortization of deferred acquisition costs	4,459	13,365	45,236	—	63,060
Universal life and annuity contract interest	8,443	21,243	97,861	—	127,547
Other operating expenses	7,346	12,536	11,772	10,816	42,470
Federal income taxes (benefit)	376	7,006	9,120	3,060	19,562

Total expenses	23,892	63,945	178,461	13,876	280,174

Segment earnings (loss)	$788	14,659	19,078	6,400	40,925

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$45,581	41,557	87,344	81,839
Net investment income	129,687	78,181	310,501	227,739
Other revenues	5,990	5,866	12,132	11,521
Realized gains (losses) on investments	1,601	2,005	3,914	3,172

Total condensed consolidated premiums and other revenues	$182,859	127,609	413,891	324,271

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$11,726	9,999	19,598	19,562
Taxes on realized gains (losses) on investments	559	702	1,369	1,110

Total condensed consolidated Federal income taxes	$12,285	10,701	20,967	20,672

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net Earnings:
Total segment earnings	$25,949	21,943	41,078	40,925
Realized gains (losses) on investments, net of taxes	1,042	1,303	2,545	2,062

Total condensed consolidated net earnings	$26,991	23,246	43,623	42,987

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2013	2012
	(In thousands)

Assets:
Total segment assets	$10,330,795	9,871,257
Other unallocated assets	181,982	84,204

Total condensed consolidated assets	$10,512,777	9,955,461

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be authorized and unissued shares. The Company has issued only nonqualified stock options and stock appreciation rights under these plans.

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first six months of 2013 or 2012.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of June 30, 2013 and 2012, the liability balance was $4.4 million and $2.2 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2013	291,000	82,468	$186.19
Exercised	—	(29,300)	150.00
Forfeited	—	(400)	255.13
Expired	—	—	—
Stock options granted	—	—	—

Balance at June 30, 2013	291,000	52,768	$205.76

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2013	66,461	$125.03
Exercised	(1,050)	114.64
Forfeited	(400)	251.49
Granted	—	—

Balance at June 30, 2013	65,011	$124.41

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three and six months ended June 30, 2013 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $1.3 million and $17,000 for the six months ended June 30, 2013 and 2012, respectively. The total share-based liabilities paid were $1.3 million and $17,000 for the six months ended June 30, 2013 and 2012, respectively. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was $0.4 million and $0.4 million, respectively. For the quarters ended June 30, 2013 and 2012, the total cash received from the exercise of options under the Plans was $0 and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at June 30, 2013.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	20,750	0.9 years	20,750
255.13	23,018	4.8 years	13,812
208.05	9,000	5.0 years	9,000
236.00	250	5.1 years	100
114.64	30,993	5.6 years	15,308
132.56	33,768	8.5 years	1,800
Totals	117,779		60,770

Aggregate intrinsic value (in thousands)	$5,092		$2,081

The aggregate intrinsic value in the table above is based on the closing stock price of $189.85 per share on June 30, 2013.

In estimating the fair value of the options outstanding at June 30, 2013 and December 31, 2012, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30, 2013	December 31, 2012

Expected term of options	1 to 9 years	0 to 9 years
Expected volatility:
Range	20.28% to 33.37%	19.54% to 34.93%
Weighted-average	25.26%	25.96%
Expected dividend yield	0.19%	0.23%
Risk-free rate:
Range	0.53% to 2.40%	0.39% to 1.49%
Weighted-average	1.13%	0.84%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $3.0 million and $0.6 million for the six months ended June 30, 2013 and 2012, respectively. The related tax expense recognized was $1.0 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, the total compensation cost related to nonvested options not yet recognized was $1.9 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The Company believes that it has meritorious defenses in this cause and intends to vigorously defend itself against the asserted claims. In addition, given the speculative and vague damage theories presented by the plaintiffs in the matter, the Company is unable to ascertain any financial harm to the class of policyholders. Currently, the trial date has been vacated and the next hearing is scheduled for August 30, 2013. The parties are engaged in preliminary settlement discussions.

In addition to the class action lawsuit described above, the Company was the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing. The Supreme Court denied Plaintiff's Motion for Rehearing on June 7, 2013. As a result, this case is now over.

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

The Company had $7.6 million of commitments to extend credit relating to mortgage loans at June 30, 2013. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,528	2,579	3,324	4,207
Realized losses on disposal	—	—	—	—
Held to maturity debt securities:
Realized gains on disposal	61	44	390	160
Realized losses on disposal	(3)	(39)	(72)	(413)
Equity securities realized gains (losses)	193	—	511	(4)
Real estate gains (losses)	—	(159)	—	(159)
Mortgage loans write-downs	—	—	—	—
Other	—	—	—	—

Totals	$1,779	2,425	4,153	3,791

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 37.9% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$(58)	(156)	324	(409)
Portion of loss (gain) recognized in comprehensive income	(106)	(235)	(549)	(157)

Net impairment losses on debt securities recognized in earnings	(164)	(391)	(225)	(566)
Equity securities impairments	(14)	(29)	(14)	(53)

Totals	$(178)	(420)	(239)	(619)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended June 30, 2013	Six months ended June 30, 2013	Twelve Months Ended December 31, 2012
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,308	2,247	1,122
Reductions for securities sold during current period	—	—	(118)
Additions for credit losses not previously recognized in other-than-temporary impairments	164	225	1,243

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,472	2,472	2,247

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2013.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,101	2,169	—	25,270
U.S. Treasury	1,910	516	—	2,426
States and political subdivisions	412,327	21,969	(7,219)	427,077
Foreign governments	9,992	384	—	10,376
Public utilities	788,064	62,964	(5,609)	845,419
Corporate	3,288,639	171,093	(61,071)	3,398,661
Mortgage-backed	1,679,670	78,436	(10,577)	1,747,529
Home equity	20,719	4,767	(233)	25,253
Manufactured housing	8,450	715	—	9,165

Totals	$6,232,872	343,013	(84,709)	6,491,176

The table below presents amortized costs and fair values of securities available for sale at June 30, 2013.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$597	—	(50)	547
Foreign governments	9,927	73	—	10,000
Public utilities	253,802	19,886	(1,075)	272,613
Corporate	2,245,229	137,807	(22,344)	2,360,692
Mortgage-backed	89,393	6,376	—	95,769
Home equity	12,202	—	(494)	11,708
Manufactured housing	4,381	172	—	4,553
	2,615,531	164,314	(23,963)	2,755,882

Equity public	10,643	3,608	(255)	13,996

Totals	$2,626,174	167,922	(24,218)	2,769,878

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	82,959	(7,158)	541	(61)	83,500	(7,219)
Foreign governments	—	—	—	—	—	—
Public utilities	145,185	(5,609)	—	—	145,185	(5,609)
Corporate	1,264,036	(59,323)	28,239	(1,748)	1,292,275	(61,071)
Mortgage-backed	314,363	(10,577)	—	—	314,363	(10,577)
Home equity	—	—	2,494	(233)	2,494	(233)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$1,806,543	(82,667)	31,274	(2,042)	1,837,817	(84,709)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2013.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	545	(50)	—	—	545	(50)
Foreign governments	—	—	—	—	—	—
Public utilities	21,372	(1,075)	—	—	21,372	(1,075)
Corporate	483,035	(21,706)	14,325	(638)	497,360	(22,344)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,822	(34)	6,886	(460)	11,708	(494)
Manufactured housing	—	—	—	—	—	—
	509,774	(22,865)	21,211	(1,098)	530,985	(23,963)

Equity public	4,206	(240)	61	(15)	4,267	(255)

Total temporarily impaired securities	$513,980	(23,105)	21,272	(1,113)	535,252	(24,218)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although the unrealized losses increased during the second quarter of 2013, the increase is due primarily to the recent increases in market interest rates rather than credit issues. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities nor does it think it will be forced to sell until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the second quarter of 2013, the Company recorded an other-than-temporary impairment on four asset-backed securities. The securities had $0.2 million of credit impairment which is reported in the Condensed Consolidated Statements of Earnings and $0.1 million of liquidity gains which did not affect current earnings. The Company intends to hold the securities until recovery of fair market value or maturity.

Debt securities. The gross unrealized losses for debt securities are made up of 324 individual issues, or 25.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 95.6%. Of the 324 securities, 8, or approximately 2.5%, fall in the 12 months or greater aging category; and 319 were rated investment grade at June 30, 2013. Additional information on debt securities by investment category is summarized below.

U.S. Treasury.  No securities had a gross unrealized loss.

U.S. government agencies.  No securities had a gross unrealized loss.

State and political subdivisions.  The unrealized losses on these investments are the result of holdings in 50 securities.  Of these securities, all are rated A or above except 1 which is rated BBB- and 2 are rated BB.  Based on these facts and the Company's intent to hold to maturity, no other-than-temporary loss was recognized as of June 30, 2013.

Foreign governments.  No securities had a gross unrealized loss.

Public utilities.  Of the 23 securities, all are rated BBB- or above except 1 which is rated BB+.  At this time, the Company does not consider any of these unrealized losses as other-than-temporary.

Corporate. Corporate securities with unrealized losses are reviewed based on monitoring procedures described previously, including review of the amount of the unrealized loss, the length of time that the issue has been in an unrealized loss position, credit ratings, analyst reports, and recent issuer financial information.  A total of 208 securities had unrealized losses, with 2 issues rated below investment grade. More extensive analysis was performed on these 2 issues.  Based on the analysis performed, none of these securities are considered other-than-temporarily impaired at June 30, 2013.

Mortgage-backed securities. Of the 39 securities, all are rated AA+.  The Company generally purchases these investments at a discount relative to their face amount and it is expected that the securities will not be settled at a price less than the stated par.  Based on cash flow analysis, none of the unrealized losses are considered other-than-temporary at June 30, 2013.

Home equity. Of the 4 securities, all are rated BBB or above.  The Company performs a quarterly cash flow analysis on asset-backed securities that are rated below AA.  Based on cash flow analysis, 1 security was other-than-temporarily impaired at June 30, 2013.

Manufactured housing.  No securities had a gross unrealized loss.

Equity securities.  The gross unrealized losses for equity securities are made up of 17 individual issues.  These holdings are reviewed quarterly for impairment.  One equity security was other-than-temporarily impaired at June 30, 2013, in accordance with Company policy.

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

During the six months ended June 30, 2013 and 2012, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

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

The following table represents the loan-to-value ratio using the most recent appraised value.

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$46,364	38.6%	$58,754	41.1%
50% to 60%	20,856	17.4%	27,832	19.5%
60% to 70%	21,163	17.6%	23,518	16.5%
70% to 80%	8,600	7.2%	9,431	6.6%
80% to 90%	—	—%	—	—%
Greater than 90%	23,039	19.2%	23,285	16.3%
Gross balance	120,022	100.0%	142,820	100%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$119,372	99.5%	$142,170	99.5%

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

The following table represents the mortgage loan allowance at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)

Balance, beginning of period	$650	4,571
Provision	—	650
Releases	—	(4,571)

Balance, end of period	$650	650

The mortgage loan allowance released in the second quarter of 2012 pertained to one loan in which the borrower filed for bankruptcy protection. The property securing said loan was subsequently acquired by the company in a bankruptcy auction. The mortgage loan was closed and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold in the third quarter of 2012 for a net gain of $2.7 million.

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

Level 3: Fair value is based on significant unobservable inputs which reflect the entity's or third party pricing service's assumptions about the assumptions market participants would use in pricing an asset or liability. The Company currently does not have securities where significant valuation inputs cannot be corroborated with market observable data. The Company's Level 3 liabilities consist of share-based compensation obligations. Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,755,882	—	2,755,882	—
Equity securities, available for sale	13,996	13,383	613	—
Derivatives, index options	121,890	—	121,890	—

Total assets	$2,891,768	13,383	2,878,385	—

Policyholder account balances (a)	$138,114	—	138,114	—
Other liabilities (b)	4,370	—	—	4,370

Total liabilities	$142,484	—	138,114	4,370

During the three and six months ended June 30, 2013, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,813,734	—	2,813,734	—
Equity securities, available for sale	12,267	11,968	299	—
Derivatives, index options	57,890	—	57,890	—

Total assets	$2,883,891	11,968	2,871,923	—

Policyholder account balances (a)	$72,470	—	72,470	—
Other liabilities (b)	2,718	—	—	2,718

Total liabilities	$75,188	—	72,470	2,718

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,755,882	—	2,755,882	—
Priced internally	—	—	—	—
Subtotal	2,755,882	—	2,755,882	—

Equity securities, available for sale:
Priced by third-party vendors	13,996	13,383	613	—
Priced internally	—	—	—	—
Subtotal	13,996	13,383	613	—

Derivatives, index options:
Priced by third-party vendors	121,890	—	121,890	—
Priced internally	—	—	—	—
Subtotal	121,890	—	121,890	—

Total	$2,891,768	13,383	2,878,385	—

Percent of total	100.0%	0.5%	99.5%	—%

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,813,734	—	2,813,734	—
Priced internally	—	—	—	—
Subtotal	2,813,734	—	2,813,734	—

Equity securities, available for sale:
Priced by third-party vendors	12,267	11,968	299	—
Priced internally	—	—	—	—
Subtotal	12,267	11,968	299	—

Derivatives, index options:
Priced by third-party vendors	57,890	—	57,890	—
Priced internally	—	—	—	—
Subtotal	57,890	—	57,890	—

Total	$2,883,891	11,968	2,871,923	—

Percent of total	100.0%	0.4%	99.6%	—%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2013	$—	—	—	4,073
Total realized and unrealized gains (losses):
Included in net income	—	—	—	1,484
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(1,187)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	4,370

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	2,190

	For the Three months ended June 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2012	$—	—	—	1,623
Total realized and unrealized gains (losses):
Included in net income	—	—	—	594
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	2,217

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	621

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	2,966
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(1,314)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	4,370

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	3,742

	Six Months Ended June 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	587
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—	—	—	(17)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	2,217

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	651

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,232,872	6,491,176	5,962,120	6,503,627
Securities available for sale	2,769,878	2,769,878	2,826,001	2,826,001

Cash and short-term investments	68,232	68,232	124,561	124,561
Mortgage loans	119,372	125,441	142,170	147,365
Policy loans	70,795	70,795	71,549	71,549
Other loans	3,514	3,698	14,997	15,273
Derivatives, index options	121,890	121,890	57,890	57,890
Life interest in Libbie Shearn Moody Trust	—	12,775	—	12,775

LIABILITIES
Deferred annuity contracts	$7,074,704	6,798,485	6,907,055	6,624,111
Immediate annuity and supplemental contracts	478,444	506,160	492,853	531,857

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

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Condensed Consolidated Balance Sheet. The remaining portions of these policy contracts are considered the host contracts and are recorded separately in future policy benefits as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

The Company purchases over-the-counter index options, which are derivative financial instruments, to hedge the equity return component of its fixed-index annuity and life products. The index options act as hedges to match closely the returns on the underlying index or indices. The amounts which may be credited to policyholders are linked, in part, to the returns of the underlying index or indices. As a result, changes to policyholders' liabilities move in tandem with changes in the value of the options. Cash is exchanged upon purchase of the index options and no principal or interest payments are made by either party during the option periods. Upon maturity or expiration of the options, cash may be paid to the Company depending on the performance of the underlying index or indices and terms of the contract.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company does not elect hedge accounting relative to these derivative instruments. The index options are reported at fair value in the accompanying condensed consolidated financial statements. The changes in the values of the index options and the changes in the policyholder liabilities are both reflected in the Condensed Consolidated Statements of Earnings. Any changes relative to the embedded derivatives associated with policy contracts are reflected in contract interest in the Condensed Consolidated Statements of Earnings. Any gains or losses from the sale or expiration of the options, as well as period-to-period changes in fair values, are reflected as net investment income in the Condensed Consolidated Statements of Earnings.

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings and the Company's evaluation of each counterparty. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments as of June 30, 2013 and December 31, 2012, respectively.

	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$121,890

Fixed-index products			Universal Life and Annuity Contracts	$138,114

Total		$121,890		$138,114

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$57,890

Fixed-index products			Universal Life and Annuity Contracts	$72,470

Total		$57,890		$72,470

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2013 and 2012.

		June 30, 2013	June 30, 2012
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$16,692	(32,478)

Fixed-index products	Universal life and annuity contract interest	(13,988)	32,553

		$2,704	75

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2013 and 2012.

		June 30, 2013	June 30, 2012
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$91,124	9,959

Fixed-index products	Universal life and annuity contract interest	(92,768)	(15,062)

		$(1,644)	(5,103)

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 8, 2013, which is the date that the financial statements have been issued, and no reportable items were identified.

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

During the quarter ended June 30, 2013, the Company implemented a new investment accounting system. This constitutes a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Prior to implementation, the Company performed conversion testing, evaluated and tested internal controls and determined that the change did not materially affect, nor will reasonably likely materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2013 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2012 Annual Report filed on Form 10-K with the SEC.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads
•	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
•	pricing and availability of adequate reinsurance

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2013, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2013, the Company maintained approximately 140,800 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 16,400 domestic independent agents contracted. Roughly 18% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2013, the Company had approximately 72,000 international life insurance policies in force representing approximately $19.1 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,630 independent international consultants and brokers currently contracted, 29% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

International:
Universal life	$1,167	1,732	2,223	3,177
Traditional life	830	843	1,567	1,528
Equity-indexed life	3,236	3,659	5,599	6,978

	5,233	6,234	9,389	11,683
Domestic:
Universal life	46	40	159	74
Traditional life	12	13	28	24
Equity-indexed life	4,829	2,210	8,939	3,834

	4,887	2,263	9,126	3,932

Totals	$10,120	8,497	18,515	15,615

Life insurance sales as measured by annualized first year premiums increased 19% in the second quarter of 2013 as compared to the second quarter of 2012. By market segment, the domestic life insurance line of business posted a 116% increase over the comparable results during the second quarter of 2012 while international life sales decreased 16% during the same time frame. For the six months ended June 30th, total life insurance sales expanded 19% as domestic life insurance sales increased 132% during this period while international life insurance sales declined 20%.

The Company's international life business consists of applications accepted from residents of various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. In the “Great Recession” economic climate during 2008-2009, individuals in countries outside of the United States became increasingly leery of the U.S. economy and the stability of financial institutions and markets. These concerns resulted in reduced international sales during this time period. As fiscal and regulatory policies were enacted in response to the financial market turmoil, the ensuing level of relative stability served to recapture the confidence of international markets. As a result, the Company subsequently witnessed an increased level of submitted life insurance applications.

In the Company's Form 10-Q filing for the quarter ended September 30, 2011, it was first reported that Brazilian insurance regulators had publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. Although Brazilian insurance regulators have no regulatory authority with respect to the Company, this public announcement served to influence the demand for the Company's products resulting in a decrease in the number of new applications for insurance from residents of Brazil since that time.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Six Months Ended June 30,
	2013	2012

Percentage of International Sales:
Latin America	90.1%	85.3%
Pacific Rim	7.4	13.4
Eastern Europe	2.5	1.3

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (20%), Venezuela (19%), and Peru (12%) comprising the largest contributions. Sales to residents of Peru increased 26% in the first six months of 2013 compared to the same period in 2012.

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

The Company has developed hybrids of its EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching 65 years of age beginning in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 133% increase in domestic EIUL sales in the first six months of 2013 versus 2012.

The Company's implementation of commission caps on domestic policies in 2009 served to discourage sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past two years has produced an upward trend in this figure. The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period and has begun to level off in 2013.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Six months ended June 30, 2013	287,700	354,800

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers have looked for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for 79% of total life sales in the first six months of 2013, an increase from 69% for the same period in 2012.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2013	2012
	($ in thousands)

Universal life:
Number of policies	55,550	58,980
Face amounts	$7,167,230	7,472,100

Traditional life:
Number of policies	39,990	42,630
Face amounts	$3,285,660	3,064,900

Fixed-indexed life:
Number of policies	35,150	33,340
Face amounts	$8,711,190	8,268,910

Rider face amounts	$2,585,920	2,364,630

Total life insurance:
Number of policies	130,690	134,950
Face amounts	$21,750,000	21,170,540

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At June 30, 2013, the Company’s face amount of life insurance in force was comprised of $19.1 billion from the international line of business and $2.6 billion from the domestic line of business. At June 30, 2012, these amounts were $18.9 billion and $2.3 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-indexed annuities	$180,878	164,901	344,797	318,397
Other deferred annuities	21,316	39,585	53,103	67,335
Immediate annuities	4,060	11,610	6,873	23,840

Totals	$206,254	216,096	404,773	409,572

Annuity sales in the second quarter of 2013 were 4.5% lower than in the second quarter of 2012. For the first six months of the year, annuity sales trailed the level in 2012 by approximately 1%. Annuity sales in the first half of 2013 are in line with the Company's sales goals for the 2013 calendar year.

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

Under the auspices of the Company's enterprise risk management (ERM) processes, management evaluated the potential ramifications of continuing a high level of annuity sales in the current depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Considered was the Federal Reserve's announced intention to maintain interest rates at current levels over the next several years and hints of ongoing quantitative easing initiatives. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined in 2012 that managing to a lower level of annuity sales was prudent in the present environment.

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 60% to 80% of all annuity sales. During the first six months of 2013 this percentage reached 85% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

The level of annuity business in force requires a focused discipline on asset/liability analysis. The Company monitors its asset/liability matching within the self-constraints of desired capital levels and risk tolerance. Despite the amounts of new business generated over the past several years, the Company's capital level remains substantially above industry averages and regulatory targets. Management has performed analyses of the capital strain associated with incrementally higher levels of annuity new business and determined that the Company's capital position is more than sufficient to handle increased sales activity.

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2013	2012
	($ in thousands)

Fixed-indexed annuities
Number of policies	62,420	57,705
GAAP annuity reserves	$4,480,504	3,968,542

Other deferred annuities
Number of policies	60,780	65,110
GAAP annuity reserves	$2,571,112	2,734,335

Immediate annuities
Number of policies	17,580	17,780
GAAP annuity reserves	$399,479	429,414

Total annuities
Number of policies	140,780	140,595
GAAP annuity reserves	$7,451,095	7,132,291

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. Economic data through the first half of 2013 has not provided a clear indication of the economy's direction although there are some indications that improvements are beginning to emerge domestically, especially in the area of the housing industry. The fundamental fiscal problems embedded in the European block of countries continue to linger the effects of which threaten to spill over into other regions of the world. While Greece occupied most of the headlines earlier in the year, the second quarter witnessed percolating issues in Spain and Portugal among other countries. Moving to the forefront, meanwhile, are ongoing worries of a slowdown in China associated with financial administrators there addressing market excesses that have been bubbling up for years. The initial review of "Abenomics" has been generally positive as the Japanese announced version of "quantitative easing" has raised the economic activity within that country. However, specter of currency imbalances and potential negative consequences on international commerce from a declining yen have yet to be played out.

Recently, the Federal Reserve provided notice of its inclination to begin "tapering" its purchases of long duration securities, perhaps as soon as September. The treasury bond market reacted with a sudden rise in the 10-year Treasury note yield to approximately 2.6% compared with 1.7% as of the end of 2012. The Federal Reserve cited improving business conditions along with a declining, albeit slowly, unemployment level as factors driving their thinking. Presumably, job growth and declining unemployment will enhance consumer income and therefore confidence and lead to further increased economic activity. Such a scenario would create a backdrop for gradually increasing interest rates in conjunction with a sustained recovery in the U.S. economy. For insurers offering interest-sensitive products such as fixed-rate annuities and universal life insurance, the gradual increase in yields should alleviate the pressure on managing investment spread compression. It is not possible to predict with certainty whether or when such activity may occur or what impact, if any, such actions could have on the Company's business, results of operations, cash flows or financial condition.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for a potentially severe risk of disintermediation. Such an occurrence involves abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. If insurers were forced to sell investments at a loss to meet the demand for product surrenders and withdrawals, it would result in a degradation of capital. Currently, a sudden increase in rates does not appear likely given the tepid pace of economic expansion and the number of risks still present domestically and globally. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Universal life and annuity contract charges	$40,363	36,653	78,262	72,852
Traditional life and annuity premiums	5,218	4,904	9,082	8,987
Net investment income (excluding derivatives)	112,995	110,659	219,377	217,780
Other revenues	5,990	5,866	12,132	11,521

Operating revenues	164,566	158,082	318,853	311,140
Derivative gain (loss)	16,692	(32,478)	91,124	9,959
Net realized investment gains (losses)	1,601	2,005	3,914	3,172

Total revenues	$182,859	127,609	413,891	324,271

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased 7.4% for the first six months in 2013 compared to 2012 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,919	30,875	67,301	61,255
Surrender charges	9,550	9,687	18,024	19,505
Other charges	392	(15)	410	196
Gross contract revenues	43,861	40,547	85,735	80,956

Reinsurance premiums	(3,498)	(3,894)	(7,473)	(8,104)

Net contract revenues	$40,363	36,653	78,262	72,852

Cost of insurance charges typically trend with the size of the life insurance block in force. Life insurance in force during the six months ended June 30, 2013 averaged approximately $21.8 billion while for the same period of 2012 averaged $21.2 billion. Cost of insurance charges recognized in the second quarter ended June 30, 2013, increased to $24.6 million from $23.6 million in the same period of the prior year For the six months ended June 30, 2013 cost of insurance increased to $49.3 million from $47.0 million at June 30, 2012. Administrative charges pertaining to new business issued during the period increased to $18.0 million from $14.2 million for the six months ended June 30, 2013 versus June 30, 2012. For the three months ended June 30, 2013 and 2012, administrative charges were $8.7 million and $7.3 million, respectively.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first six months of 2013 compared to the same period in 2012. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Gross investment income:
Debt securities	$104,115	102,423	206,193	204,407
Mortgage loans	2,349	3,758	4,959	6,684
Policy loans	1,161	1,259	2,318	2,607
Short-term investments	78	269	161	504
Other invested assets	5,438	3,240	6,209	4,155

Total investment income	113,141	110,949	219,840	218,357
Less: investment expenses	146	290	463	577

Net investment income (excluding derivatives)	112,995	110,659	219,377	217,780
Derivative gain (loss)	16,692	(32,478)	91,124	9,959

Net investment income	$129,687	78,181	310,501	227,739

For the six months ended June 30, 2013, debt securities generated approximately 94% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities through the second quarter of 2013 versus 2012 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity and single premium life insurance sales. This increase is somewhat mitigated by higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Mortgage loan investment income for the three and six months ended June 30, 2013 decreased over the comparable periods in 2012 reflecting a reduction in the portfolio balance due to loan maturities and paydowns. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. The decrease in short-term investment income in 2013 compared to 2012 for the periods shown reflects lower balances held in this category. A lower level of liquidity in the bond markets during 2012 prompted the Company to temporarily invest cash flows in short term commercial paper. The increase in Other invested assets investment income for the second quarter and six months ended June 30, 2013 reflects a real estate profits participation loan held in a subsidiary company which paid off during the period netting the Company $2.3 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)

Excluding derivatives:
Net investment income	$219,377	217,780
Average invested assets, at amortized cost	$8,870,576	8,196,845
Annual yield on average invested assets	4.95%	5.03%

Including derivatives:
Net investment income	$310,501	227,739
Average invested assets, at amortized cost	$8,901,381	8,264,785
Annual yield on average invested assets	6.98%	5.24%

The lower yield on average invested assets, excluding derivatives, through the second quarter of 2013 compared to 2012 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2012, the average yield on bond purchases to fund insurance operations was 3.37% representing a 1.59% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2013 had an average yield of 3.14% with spreads decreasing to 1.16% over treasury rates. The weighted average quality of new purchases during the first six months was "A-", which equaled the overall quality rating of purchases during 2012. In addition, the composite duration of purchases during the first six months of 2013 also approximated that of 2012 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. The ten year treasury bond rate ranged from a low of 1.61% to a high of 2.66% during the first half of 2013. The movement toward the high end of this range occurred during the month of June in response to Federal Reserve comments indicating an intention to taper down long-term bond purchases associated with its quantitative easing initiatives.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $11.9 million and $11.3 million for the six months ended 2013 and 2012, respectively.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company's fixed-index products. Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income.

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended June 30, 2013, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expense during this period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(10,562)	(15,920)	61,550	38,297
Realized gain (loss)	27,254	(16,558)	29,574	(28,338)

Total gain (loss) included in net investment income	$16,692	(32,478)	91,124	9,959

Total contract interest	$71,438	26,004	211,738	127,547

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

Net realized investment gains (losses) - Realized gains on investments in the second quarter of 2013 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2013 consisted of gross gains of $4.2 million offset by gross losses of $0.3 million, which include other-than-temporary impairment losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Impairment or valuation write-downs:
Bonds	$164	391	225	566
Equities	14	29	14	53
Mortgage loans	—	—	—	—
Real estate	—	—	—

Total	$178	420	239	619

Bond impairments during the six months ended June 30, 2013 pertained to asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 1.0% of invested assets and individual holdings have an average cost basis of approximately $40,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Life and other policy benefits	$18,450	13,857	31,140	27,535
Amortization of deferred policy acquisition costs	28,852	31,349	59,656	63,060
Universal life and annuity contract interest	71,438	26,004	211,738	127,547
Other operating expenses	24,843	22,452	46,767	42,470

Totals	$143,583	93,662	349,301	260,612

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased slightly to $17.6 million year-to-date 2013 compared to $17.3 million for the first six months of 2012. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

In the second quarter of 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contract surrenders and partial withdrawals transacted over a number of years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2013 and 2012.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Unlocking	$—	—	—	—
True-up	5,523	(1,276)	9,729	(498)

Totals	$5,523	(1,276)	9,729	(498)

True-up adjustments were recorded in 2013 and 2012 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $5.5 million decrease in amortization expense for the three months ended June 30, 2013, and a $1.3 million increase for the three months ended June 30, 2012. The true-up adjustments for the life lines of business were positive (decrease to amortization expense) by $11.6 million in the first six months of 2013 whereas the true-up adjustments for the annuity line of business during the same periods were negative by $1.9 million incrementally adding to amortization expense. For the six months ended June 30, 2012, true-up adjustments for the life lines of business were positive (decrease to amortization expense) by $7.9 million while true-up adjustments for the annuity line of business increased amortization expense by $8.4 million.

No unlocking adjustments were made by the Company in the first six months of 2013 or 2012. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	June 30,		June 30,
	2013	2012	2013	2012
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.70%	2.94%	4.40%	2.85%
Interest sensitive life	3.94%	4.09%	8.53%	5.28%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) of $16.7 million and $(32.5) million for the quarters ended June 30, 2013 and 2012, respectively.

Similar to deferred policy acquisition costs, the Company makes true-up adjustments pertaining to deferred sales inducements (first year interest bonuses) on a quarterly basis. For the six months ended June 30, 2013 and 2012, these true-ups adjustments decreased the deferred sales inducement balance sheet amounts (increased contract interest expense) by $0.6 million and $4.6 million, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and six months ended June 30, 2013 and 2012 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

General insurance expenses	$9,288	5,865	15,397	12,827
Nursing home expenses	5,306	5,412	10,669	10,816
Compensation expenses	7,038	6,208	13,890	11,457
Commission expenses	840	2,920	2,739	4,961
Taxes, licenses and fees	2,371	2,047	4,072	2,409

Totals	$24,843	22,452	46,767	42,470

General insurance expenses include amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $1.5 million and $1.7 million in the six months of 2013 and 2012, respectively. General expenses also include amounts provided for various legal matters and outstanding litigation. During the quarter ended June 30, 2013, accruals for these items were increased by $3.5 million.

Compensation expenses include share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the six months ended June 30, 2013 share based compensation expense was $3.0 million while for the comparable period in 2012 share based compensation expense was $0.6 million. The market price of the Company's Class A common stock increased approximately 20% between December 31, 2012 and June 30, 2013 from $157.74 to $189.85.

Taxes, licenses and fees include premium taxes paid to state insurance departments. For the six months ended June 30th, these amounts have increased from $0.8 million in 2012 to $1.6 million in 2013 reflecting the substantial gains in domestic life insurance sales. In addition, guaranty funds paid to state associations to fund insurance company insolvencies are included in these expenses and have been $0.2 million in the first six months of 2013.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.5% for the six months ended June 30, 2013 and 2012. The effective tax rate is lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the six months ended June 30, 2013 and 2012 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2013	$1,063	11,946	9,063	3,877	25,949
June 30, 2012	$559	8,580	9,134	3,670	21,943

Six months ended:
June 30, 2013	$1,965	17,577	14,556	6,980	41,078
June 30, 2012	$788	14,659	19,078	6,400	40,925

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$9,413	4,280	19,023	14,819
Net investment income	8,242	3,991	16,015	9,809
Other revenues	(3)	45	9	52

Total revenues	17,652	8,316	35,047	24,680

Benefits and expenses:
Life and other policy benefits	1,096	1,620	4,126	3,268
Amortization of deferred policy acquisition costs	2,210	2,068	4,245	4,459
Universal life insurance contract interest	7,868	1,230	15,059	8,443
Other operating expenses	4,947	2,578	8,714	7,346

Total benefits and expenses	16,121	7,496	32,144	23,516

Segment earnings (loss) before Federal income taxes	1,531	820	2,903	1,164
Provision (benefit) for Federal income taxes	468	261	938	376

Segment earnings (loss)	$1,063	559	1,965	788

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance revenues	$9,637	4,200	19,169	14,581
Traditional life insurance premiums	1,081	1,495	2,552	3,183
Reinsurance premiums	(1,305)	(1,415)	(2,698)	(2,945)

Totals	$9,413	4,280	19,023	14,819

The Company's domestic life insurance in force in terms of policy counts has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a five-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. This ratio has improved somewhat in the first six months of 2013 to less than a three-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 62,900 at December 31, 2011 to 60,000 at December 31, 2012, and to 58,700 at June 30, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first six months of 2013 was 89% higher than in the comparable period for 2012 and the volume of insurance issued was 150% greater than that in 2012.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$32,796	13,608	60,174	23,642
Renewal premiums	5,229	4,387	10,376	9,109

Totals	$38,025	17,995	70,550	32,751

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During the past couple of years the Company has achieved some success in this regard with the number of new policies issued trending higher. This trend continued through the first six months of 2013 as noted above. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-index universal products. As noted previously in the Results of Operations discussion, option values have increased more rapidly in the first six months of 2013 as compared to 2012 incurring larger option value gains.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2013 was consistent compared to historical trends, although the Social Security Administration master data base project mentioned in the Consolidated Operations section of the discussion on Results of Operations resulted in incremental claims during the period. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,252	726	4,380	1,319

Totals	$2,252	726	4,380	1,319

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$30,177	32,115	58,196	55,546
Net investment income	13,637	7,315	32,267	22,712
Other revenues	108	314	151	346

Total revenues	43,922	39,744	90,614	78,604

Benefits and expenses:
Life and other policy benefits	3,225	6,315	6,870	9,795
Amortization of deferred policy acquisition costs	7,926	7,757	13,713	13,365
Universal life insurance contract interest	9,244	6,431	31,235	21,243
Other operating expenses	6,125	6,718	12,833	12,536

Total benefits and expenses	26,520	27,221	64,651	56,939

Segment earnings (losses) before Federal income taxes	17,402	12,523	25,963	21,665
Provision (benefit) for Federal income taxes	5,456	3,943	8,386	7,006

Segment earnings (loss)	$11,946	8,580	17,577	14,659

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance revenues	$28,322	31,185	56,464	54,901
Traditional life insurance premiums	4,137	4,132	6,530	7,309
Reinsurance premiums	(2,282)	(3,202)	(4,798)	(6,664)

Totals	$30,177	32,115	58,196	55,546

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force as fueled by a steady growth in new sales. The volume of insurance in force grew from $18.6 billion at December 31, 2011 to $19.2 billion at December 31, 2012 and leveled off to $19.1 billion at June 30, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2013 was 9% lower than in the first six months of 2012 and the volume of insurance issued was 16% less than that in 2012 during the same period.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Six months ended June 30, 2013	$941.1	9.0%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$5,827	7,507	11,246	15,664
Renewal premiums	29,704	29,876	57,069	57,312

Totals	$35,531	37,383	68,315	72,976

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $42.2 million and $45.3 million for the first six months of 2013 and 2012, respectively.

As previously noted, net investment income and contract interest include period-to-period changes in fair values pertaining to call options purchased to hedge the interest crediting feature on the fixed-index universal life products. With the growth in the fixed-index universal life block of business, the period-to-period changes in fair values of the underlying options have had an increasingly greater impact on net investment income and universal life contract interest. A detail of net investment income for international life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$11,348	11,345	21,514	21,041
Derivative gain (loss)	2,289	(4,030)	10,753	1,671

Net investment income	$13,637	7,315	32,267	22,712

A comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2012, the average face amount of insurance purchased was approximately $380,000, and in the first six months of 2013 the average was $355,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	3,442	2,309	7,211	6,594

Totals	$3,442	2,309	7,211	6,594

True-up adjustments in the first six months of 2013 and 2012 increased the DPAC balance and decreased amortization expense.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the performance of underlying equity indices associated with fixed-index universal life products. The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company's use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in Note 11.

Annuity Operations

The Company's annuity operations are almost exclusively with residents of the United States. Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales. A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$5,991	5,162	10,125	11,474
Net investment income	102,805	61,875	253,183	186,264
Other revenues	(9)	(260)	30	(199)

Total revenues	108,787	66,777	263,338	197,539

Benefits and expenses:
Life and other policy benefits	14,129	5,922	20,144	14,472
Amortization of deferred policy acquisition costs	18,716	21,524	41,698	45,236
Annuity contract interest	54,326	18,343	165,444	97,861
Other operating expenses	8,466	7,744	14,552	11,772

Total benefits and expenses	95,637	53,533	241,838	169,341

Segment earnings (loss) before Federal income taxes	13,150	13,244	21,500	28,198
Provision (benefit) for Federal income taxes	4,087	4,110	6,944	9,120

Segment earnings (loss)	$9,063	9,134	14,556	19,078

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Surrender charges	$5,991	5,162	10,125	11,470
Payout annuity and other revenues	—	—	—	—
Traditional annuity premiums	—	—	—	4

Totals	$5,991	5,162	10,125	11,474

The Company's lapse rate for annuity contracts in the first six months of 2013 was 6.4% compared to 6.0% during 2012. Surrender charge revenue is also dependent upon the duration of the policy at the time of termination as typical surrender charge provisions decrease during the tenure of the contract. Accordingly, the decrease in surrender charge revenue in the first six months of 2013 is primarily a function of the termination of contracts later in their duration.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2013 and 2012 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-index annuities	$186,303	168,311	358,082	318,617
Other deferred annuities	18,029	42,429	44,147	75,320
Immediate annuities	2,165	7,299	4,067	16,554

Totals	$206,497	218,039	406,296	410,491

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 88% and 78% for the six months ended June 30, 2013 and 2012, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $14.9 million and $18.0 million during the first six months of 2013 and 2012, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$89,014	90,889	175,208	179,368
Derivative gain (loss)	13,792	(29,014)	77,975	6,896

Net investment income	$102,806	61,875	253,183	186,264

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

Life and other policy benefits primarily consists of death claim benefits paid on annuity policies. For the three and six month periods ended June 30, 2013, this amount also includes a $4.0 million liability increase pertaining to the market value adjustment on surrenders and partial withdrawals on certain annuity policies that were transacted a over a period of years.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(171)	(4,311)	(1,862)	(8,411)

Totals	$(171)	(4,311)	(1,862)	(8,411)

As the true-up adjustments decreased the DPAC balances for the six months ended June 30, 2013 and 2012, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-index annuities	$26,838	3,458	110,021	64,209
All other annuities	24,039	13,010	54,086	36,867

Gross contract interest	50,877	16,468	164,107	101,076
Bonus interest deferred and capitalized	(7,175)	(7,064)	(14,936)	(17,969)
Bonus interest amortization	6,432	8,939	13,451	14,754

Total contract interest	$50,134	18,343	162,622	97,861

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

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the six months ended June 30, 2013 and 2012, deferred sales inducement balances were reduced by $0.6 million and $4.6 million, respectively, for true-up adjustments. These decreases are included in the above table as an addition to bonus interest amortization.

The preponderance of litigation and legal matters the Company is involved with emanate from annuity products. Accordingly, the $3.5 million addition to the liability for legal matters discussed in the Consolidated Operations of this report has been allocated to the Annuity Operations segment and is included in Other operating expenses for the three and six months ended June 30, 2013.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.3 million and $0.5 million of operating earnings in the first six months of 2013 and 2012, respectively. The remaining earnings of $5.7 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

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

	June 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$8,988,754	96.2%	$8,775,854	96.5%
Mortgage loans	119,372	1.3%	142,170	1.6%
Policy loans	70,795	0.8%	71,549	0.8%
Derivatives, index options	121,890	1.3%	57,890	0.6%
Real estate	18,589	0.2%	18,800	0.2%
Equity securities	13,996	0.1%	12,267	0.1%
Other	13,388	0.1%	22,639	0.2%

Totals	$9,346,784	100.0%	$9,101,169	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2013 and December 31, 2012, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,649,331	62.8	$5,264,884	60.0
Mortgage-backed securities	1,775,439	19.8	1,957,380	22.3
Public utilities	1,060,677	11.8	1,062,666	12.1
State and political subdivisions	412,874	4.6	391,633	4.5
U.S. agencies	23,101	0.3	23,114	0.3
Asset-backed securities	45,430	0.5	48,216	0.5
Foreign governments	19,992	0.2	26,054	0.3
U.S. Treasury	1,910	—	1,907	—

Totals	$8,988,754	100.0	$8,775,854	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2013	2012
	($ In thousands)

Cost of acquisitions	$922,461	$1,419,730
Average S&P® quality	A-	A-
Effective annual yield	3.14%	3.37%
Spread to treasuries	1.16%	1.59%
Effective duration	8.6 years	8.2 years

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

	June 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$93,487	1.0	$111,859	1.3
AA	2,529,472	28.1	2,646,017	30.2
A	2,826,048	31.4	2,529,537	28.8
BBB	3,381,474	37.7	3,322,674	37.8
BB and other below investment grade	158,273	1.8	165,767	1.9

Totals	$8,988,754	100.0	$8,775,854	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2013	$153,904	158,273	161,625	1.7%

December 31, 2012	$161,550	165,767	168,671	1.8%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2012 due to bond calls, maturities and rating upgrades. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2013 are summarized below, including June 30, 2013 and December 31, 2012 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2013	June 30, 2013	June 30, 2013	December 31, 2012
	(In thousands)

Retail	$17,962	17,430	17,430	23,770
Telecommunications	5,432	8,912	8,912	8,538
Asset-backed securities	9,354	9,354	11,369	9,989
Mortgage-backed	7,112	7,266	7,266	7,775
Transportation	—	245	245	320
Manufacturing	50,795	51,691	53,609	56,325
Banking/finance	33,529	33,645	32,749	31,324
Other	29,720	29,730	30,045	30,630

Totals	$153,904	158,273	161,625	168,671

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

However, the Company does have exposure to the debt of non-financial companies in these countries. The following table shows bond holdings at June 30, 2013 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale

		Amortized Cost	Fair Value
Company	S&P Rating	June 30, 2013	June 30, 2013	Country Domiciled
	(In thousands)

Covidien	A	$24,194	24,866	Ireland
CRH	BBB+	10,998	11,481	Ireland
Telecom Italia	BBB-	11,999	12,150	Italy
Telefonica	BBB	11,757	12,850	Spain

Totals		$58,948	61,347

Securities Held to Maturity

		Book Value	Fair Value	Country
Company	S&P Rating	June 30, 2013	June 30, 2013	Domiciled
	(In thousands)

Covidien	A	$4,989	4,727	Ireland
CRH	BBB+	3,003	3,038	Ireland
EDP	BB+	17,221	17,675	Portugal
Enel	BBB+	19,920	21,649	Italy
Finmeccanica	BB+	15,023	15,399	Italy
Iberdrola Finance	BBB	2,905	3,155	Spain
Kerry Group	BBB+	21,948	20,288	Ireland
Telecom Italia	BBB-	2,997	3,115	Italy
Telefonica	BBB	8,131	8,637	Spain

Totals		$96,137	97,683

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

During the six months ended June 30, 2013 the Company recorded other-than-temporary impairment credit related write-downs on debt securities of $0.2 million. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $7.0 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $4.5 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2013, approximately 29.9% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,491,176	6,232,872	258,304
Securities available for sale:
Debt securities	2,755,882	2,615,531	140,351
Equity securities	13,996	10,643	3,353

Totals	$9,261,054	8,859,046	402,008
Asset-Backed Securities

The Company holds approximately $45.4 million in asset-backed securities as of June 30, 2013. This portfolio includes $13.0 million of manufactured housing bonds and $32.4 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $3.9 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of June 30, 2013 were underwritten prior to 2005 as noted in the table below.

	June 30, 2013		December 31, 2012
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$4,470	4,502	5,310	5,014
2003	3,996	5,229	3,927	4,960
2004	23,961	27,230	23,067	26,225

Subtotal subprime	$32,427	36,961	32,304	36,199

Alt A:
2004	$3,878	3,878	3,839	3,839

As of June 30, 2013, 1 of the subprime securities was rated AAA, 2 were rated AA, 3 were rated BBB, 2 were rated B, and 2 were rated CC. The Company sold a subprime security in the prior quarter and realized a gain on the previously impaired security.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $21.5 million for the year ended December 31, 2012 and $2.4 million for the six months ended June 30, 2013. Principal repayments on mortgage loans for the six months ended June 30, 2013 were $25.5 million.

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

The Company held net investments in mortgage loans totaling $119.4 million and $142.2 million at June 30, 2013 and December 31, 2012, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$66,878	55.7%	$78,010	54.6%
New England	17,537	14.6%	21,160	14.8%
Mountain	3,281	2.7%	2,180	1.5%
Pacific	9,072	7.6%	18,178	12.7%
East North Central	10,473	8.7%	10,367	7.3%
East South Central	10,180	8.5%	10,261	7.2%
South Atlantic	546	0.5%	561	0.4%
Middle Atlantic	2,055	1.7%	2,103	1.5%
Gross balance	120,022	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$119,372	99.5%	$142,170	99.5%

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$86,767	72.3%	$98,180	68.7%
Hotel/Motel	4,107	3.4%	4,139	2.9%
Land/Lots	3,003	2.5%	12,618	8.8%
Apartments	16,288	13.6%	16,919	11.9%
Office	3,417	2.8%	4,354	3.1%
All other	6,440	5.4%	6,610	4.6%
Gross balance	120,022	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.5)%	(650)	(0.5)%

Totals	$119,372	99.5%	$142,170	99.5%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $18.6 million and $18.8 million at June 30, 2013 and December 31, 2012, respectively. The Company recognized operating income on these properties of approximately $0.8 million for the first six months of 2013. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands except percentages)

Debt securities - fair value	$9,247,058	9,479,134	9,317,361
Debt securities - amortized cost	$8,848,403	8,724,123	8,521,172
Fair value as a percentage of amortized cost	104.50%	108.70%	109.34%
Unrealized gain balance	$398,655	755,011	796,189
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.64%	0.09%	(0.12)%

	Unrealized Gains Balance
	At June 30, 2013	At March 31, 2013	At December 31, 2012	Quarter Change in Unrealized Balance	Change in Unrealized Balance

Debt securities held to maturity	$258,304	510,733	541,507	(252,429)	(283,203)
Debt securities available for sale	140,351	244,278	254,682	(103,927)	(114,331)

Totals	$398,655	755,011	796,189	(356,356)	(397,534)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 64 basis points from year-end 2012 through the first six months of 2013 and the Company's unrealized gain position decreased $397.5 million on a portfolio with an amortized cost basis of approximately $8.8 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2012, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2013 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2013.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Product Line:
Traditional Life	$2,032	1,478	3,200	2,845
Universal Life	13,655	11,698	26,766	24,046
Annuities	123,217	112,106	232,614	229,227

Total	$138,904	125,282	262,580	256,118

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $166.3 million and $141.8 million for the six months ended June 30, 2013 and 2012, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $838.5 million and $874.1 million for the six months ended June 30, 2013 and 2012, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $28.8 million and $29.1 million during the six months ended June 30, 2013 and 2012, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2013, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note (1) in the Notes to Condensed Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$75	75	—	—	—
Life claims payable (1)	79,974	79,974	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	10,695,100	1,044,983	1,847,101	1,676,269	6,126,747

Total	$10,775,149	1,125,032	1,847,101	1,676,269	6,126,747

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

There were no changes in accounting principles during the periods reported on in this Form 10-Q.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2013 through April 30, 2013	—	—	N/A	N/A
May 1, 2013 through May 31, 2013	23,450	$193.95	N/A	N/A
June 1, 2013 through June 30, 2013	3,000	$195.66	N/A	N/A

Total	26,450	$194.15	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	August 9, 2013	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	August 9, 2013	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 9, 2013	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)