Form 10-Q/A
period 2013-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2013-08-13
CIK 70684

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

Explanatory Note

This Form 10-Q/A Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as originally filed on August 9, 2013 (the "Original Filing"), is being filed for the sole purpose of amending Exhibit 32(a) - Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included in Item 6 of Part II in the Original Filing, which inadvertently was dated incorrectly.

Except as expressly noted herein, this Form 10-Q/A Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Form 10-Q/A Amendment No. 1 should be read in conjunction with the Original Filing and our other filings made with the SEC on or subsequent to August 9, 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY

Date: August 13, 2013	/S/Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer
and Treasurer