Form 10-Q
period 2013-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2013-11-12
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of November 12, 2013, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,763 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2013	December 31, 2012

Investments:
Securities held to maturity, at amortized cost (fair value: $6,574,186 and $6,503,627)	$6,345,116	5,962,120
Securities available for sale, at fair value (cost: $2,618,250 and $2,568,512)	2,752,530	2,826,001
Mortgage loans, net of allowance for possible losses ($650 and $650)	117,091	142,170
Policy loans	68,307	71,549
Derivatives, index options	119,276	57,890
Other long-term investments	31,372	41,439

Total investments	9,433,692	9,101,169

Cash and short-term investments	94,458	124,561
Deferred policy acquisition costs	768,309	705,397
Deferred sales inducements	168,206	152,844
Accrued investment income	96,847	92,665
Federal income tax receivable	8,068	5,655
Other assets	98,888	81,567

Total assets	$10,668,468	10,263,858

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2013	December 31, 2012

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$8,797,076	8,430,545
Traditional life reserves	137,209	138,309
Other policyholder liabilities	159,822	148,561
Deferred Federal income tax liability	22,501	55,054
Federal income tax payable	—	—
Other liabilities	130,022	99,709

Total liabilities	9,246,630	8,872,178

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,763 issued and outstanding in 2013 and 2012	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2013 and 2012	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	39,812	76,786
Retained earnings	1,340,624	1,273,492

Total stockholders’ equity	1,421,838	1,391,680

Total liabilities and stockholders' equity	$10,668,468	10,263,858

Note:  The Condensed Consolidated Balance Sheet at December 31, 2012, has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012

Premiums and other revenues:
Universal life and annuity contract charges	$33,523	36,924
Traditional life premiums	4,159	4,124
Net investment income	141,403	139,074
Other revenues	5,822	5,923
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	214	1,250
Portion of OTTI (gains) losses recognized in other comprehensive income	(227)	(1,761)
Net OTTI losses recognized in earnings	(13)	(511)
Other net investment gains (losses)	3,298	5,451
Total net realized investment gains (losses)	3,285	4,940

Total revenues	188,192	190,985

Benefits and expenses:
Life and other policy benefits	16,941	12,323
Amortization of deferred policy acquisition costs	24,244	28,403
Universal life and annuity contract interest	87,486	89,386
Other operating expenses	22,675	22,143

Total benefits and expenses	151,346	152,255

Earnings before Federal income taxes	36,846	38,730

Federal income taxes	12,064	14,408

Net earnings	$24,782	24,322

Basic earnings per share:
Class A	$7.01	6.88
Class B	$3.51	3.44

Diluted earnings per share:
Class A	$7.00	6.88
Class B	$3.51	3.44

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands, except per share amounts)

	2013	2012

Premiums and other revenues:
Universal life and annuity contract charges	$111,785	109,776
Traditional life premiums	13,241	13,111
Net investment income	451,904	366,813
Other revenues	17,954	17,444
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	524	788
Portion of OTTI (gains) losses recognized in other comprehensive income	(776)	(1,918)
Net OTTI losses recognized in earnings	(252)	(1,130)
Other net investment gains (losses)	7,451	9,242
Total net realized investment gains (losses)	7,199	8,112

Total revenues	602,083	515,256

Benefits and expenses:
Life and other policy benefits	48,081	39,858
Amortization of deferred policy acquisition costs	83,900	91,463
Universal life and annuity contract interest	299,224	216,933
Other operating expenses	69,442	64,613

Total benefits and expenses	500,647	412,867

Earnings before Federal income taxes	101,436	102,389

Federal income taxes	33,031	35,080

Net earnings	$68,405	67,309

Basic earnings per share:
Class A	$19.35	19.04
Class B	$9.68	9.52

Diluted earnings per share:
Class A	$19.32	19.04
Class B	$9.68	9.52

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Net earnings	$24,782	24,322

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(1,833)	15,202
Net unrealized liquidity gains (losses)	(92)	(3)
Reclassification adjustment for net amounts included in net earnings	(261)	(1,175)
Amortization of net unrealized (gains) losses related to transferred securities	—	(1)

Net unrealized gains (losses) on securities	(2,186)	14,023

Foreign currency translation adjustments	(38)	22

Benefit plans:
Amortization of net prior service cost and net gain (loss)	373	(19)

Other comprehensive income	(1,851)	14,026

Comprehensive income	$22,931	38,348

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Net earnings	$68,405	67,309

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(36,065)	28,578
Net unrealized liquidity gains (losses)	66	134
Reclassification adjustment for net amounts included in net earnings	(2,657)	(3,873)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	(38,656)	24,839

Foreign currency translation adjustments	555	307

Benefit plans:
Amortization of net prior service cost and net gain	1,127	429

Other comprehensive income	(36,974)	25,575

Comprehensive income	$31,431	92,884

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	—	—

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	—	—

Balance at end of period	37,767	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	91,972	69,116
Change in unrealized gains during period, net of tax	(38,860)	24,705

Balance at end of period	53,112	93,821

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,426)	(2,320)
Amortization	77	21
Other-than-temporary impairments, non-credit, net of tax	90	316
Additional credit loss on previously impaired securities	—	360
Change in shadow deferred policy acquisition costs	(149)	(178)

Balance at end of period	(1,408)	(1,801)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(196)	(608)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(188)	(955)
Recoveries, net of tax	374	570

Balance at end of period	(10)	(993)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)
(In thousands)

	2013	2012

Foreign currency translation adjustments:
Balance at beginning of period	2,589	2,368
Change in translation adjustments during period	555	307

Balance at end of period	3,144	2,675

Benefit plan liability adjustment:
Balance at beginning of period	(16,153)	(15,380)
Amortization of net prior service cost and net gain, net of tax	1,127	429

Balance at end of period	(15,026)	(14,951)

Accumulated other comprehensive income at end of period	39,812	78,751

Retained earnings:
Balance at beginning of period	1,273,492	1,182,207
Net earnings	68,405	67,309
Stockholder dividends	(1,273)	(1,273)

Balance at end of period	1,340,624	1,248,243

Total stockholders' equity	$1,421,838	$1,368,396

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from operating activities:
Net earnings	$68,405	67,309
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	299,224	216,933
Surrender charges and other policy revenues	(10,450)	(10,854)
Realized (gains) losses on investments	(7,199)	(8,112)
Accrual and amortization of investment income	(2,040)	(1,740)
Depreciation and amortization	3,742	4,246
(Increase) decrease in value of index options	(126,739)	(42,328)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(15,433)	(3,604)
(Increase) decrease in accrued investment income	(3,792)	(5,852)
(Increase) decrease in other assets	(20,271)	(6,088)
Increase (decrease) in liabilities for future policy benefits	8,960	8,335
Increase (decrease) in other policyholder liabilities	11,261	1,417
Increase (decrease) in Federal income taxes	(14,151)	(14,391)
Increase (decrease) in other liabilities	2,390	18,416
Other, net	—	—

Net cash provided by operating activities	193,907	223,687

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	1,980	—
Securities available for sale	10,246	7,539
Other investments	10,520	8,646
Proceeds from maturities and redemptions of:
Securities held to maturity	1,028,476	1,021,666
Securities available for sale	191,833	252,464
Index options	109,816	25,225
Purchases of:
Securities held to maturity	(1,380,732)	(1,208,044)
Securities available for sale	(247,375)	(388,228)
Index options	(45,629)	(42,184)
Other investments	(15)	(5,036)
Principal payments on mortgage loans	30,649	38,783
Cost of mortgage loans acquired	(5,271)	(16,728)
Decrease (increase) in policy loans	3,242	829
Other, net	(2)	(2)

Net cash used in investing activities	(292,262)	(305,070)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Nine Months Ended September 30, 2013 and 2012 (Unaudited) (In thousands)

	2013	2012

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	732,745	715,037
Return of account balances on universal life and annuity contracts	(665,048)	(625,306)
Issuance of common stock under stock option plan	—	—

Net cash provided by financing activities	67,697	89,731

Effect of foreign exchange	555	307

Net increase (decrease) in cash and short-term investments	(30,103)	8,655
Cash and short-term investments at beginning of period	124,561	119,290

Cash and short-term investments at end of period	$94,458	$127,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$40	$30
Income taxes	$48,658	$49,540

Noncash operating activities:
Deferral of sales inducements	$1,261	$2,965

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of September 30, 2013, and the results of its operations and its cash flows for the three and nine months ended September 30, 2013 and 2012. The results of operations for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date.

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

During February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income. The new guidance requires disclosure on the statement of income amounts reclassified. As the Company already reports reclassifications on its Income Statement and Statement of Comprehensive Income, the new guidance will not have a significant impact on the Company's consolidated financial statements and results of operations.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date was for interim and annual periods ended after December 15, 2011.  The adoption of this guidance was effective January 1, 2012 for the Company. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Pubic Accountants ("AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2013 is $100.5 million. The Company did declare a cash dividend on August 16, 2013 payable December 4, 2013 to stockholders on record as of October 31, 2013. The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B common stock was declared in August and paid in December of 2012.

(4)	EARNINGS PER SHARE

Basic earnings per share of common stock are computed by dividing net income by the weighted-average basic common shares outstanding during the period. Diluted earnings per share assumes the issuance of common shares applicable to stock options in the denominator.

	Three Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$24,782		24,322
Dividends - Class A shares	(1,237)		(1,237)
Dividends - Class B shares	(36)		(36)

Undistributed income	$23,509		23,049

Allocation of net income:
Dividends	$1,237	36	1,237	36
Allocation of undistributed income	22,844	665	22,397	652

Net income	$24,081	701	23,634	688

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	4	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,439	200	3,435	200

Basic Earnings Per Share	$7.01	3.51	6.88	3.44

Diluted Earnings Per Share	$7.00	3.51	6.88	3.44

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2013		2012
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$68,405		67,309
Dividends - Class A shares	(1,237)		(1,237)
Dividends - Class B shares	(36)		(36)

Undistributed income	$67,132		66,036

Allocation of net income:
Dividends	$1,237	36	1,237	36
Allocation of undistributed income	65,233	1,899	64,168	1,868

Net income	$66,470	1,935	65,405	1,904

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	5	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,440	200	3,435	200

Basic Earnings Per Share	$19.35	9.68	19.04	9.52

Diluted Earnings Per Share	$19.32	9.68	19.04	9.52

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$48	44	142	131
Interest cost	218	232	654	696
Expected return on plan assets	(284)	(268)	(850)	(803)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	203	196	609	589

Net periodic benefit cost	$186	205	558	616

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2013 plan year is $0.7 million of which it expects to contribute approximately $0.4 million during 2013 with the remainder to be contributed in 2014. In addition, the Company had a remaining contribution payable for the 2012 plan year of $0.1 million which it paid during the first quarter of 2013. As of September 30, 2013, the Company had contributed a total of $0.3 million to the plan for the 2013 and 2012 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Service cost	$44	42	133	126
Interest cost	201	228	601	684
Amortization of prior service cost	15	14	44	44
Amortization of net loss	293	286	880	857

Net periodic benefit cost	$553	570	1,658	1,711

The Company expects to contribute $2.0 million to these plans in 2013.  As of September 30, 2013, the Company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Interest cost	$29	32	88	97
Amortization of prior service cost	26	25	77	77
Amortization of net loss	9	11	25	31

Net periodic benefit cost	$64	68	190	205

The Company expects to contribute minimal amounts to the plan in 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2013 and September 30, 2012 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2013
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$50,067	235,922	650,526	—	936,515
Total segment assets	559,824	1,161,517	8,487,915	253,097	10,462,353
Future policy benefits	485,754	899,090	7,549,441	—	8,934,285
Other policyholder liabilities	13,177	16,778	129,867	—	159,822

Three Months Ended
September 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$3,944	28,865	4,873	—	37,682
Net investment income	6,928	10,957	118,521	4,997	141,403
Other revenues	12	60	22	5,728	5,822

Total revenues	10,884	39,882	123,416	10,725	184,907

Life and other policy benefits	4,003	11,040	1,898	—	16,941
Amortization of deferred acquisition costs	1,015	3,287	19,942	—	24,244
Universal life and annuity contract interest	2,261	8,525	76,700	—	87,486
Other operating expenses	2,782	5,987	8,565	5,341	22,675
Federal income taxes (benefit)	268	3,596	5,298	1,751	10,913

Total expenses	10,329	32,435	112,403	7,092	162,259

Segment earnings (loss)	$555	7,447	11,013	3,633	22,648

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine months ended
September 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$22,967	87,061	14,998	—	125,026
Net investment income	22,943	43,224	371,704	14,033	451,904
Other revenues	21	211	52	17,670	17,954

Total revenues	45,931	130,496	386,754	31,703	594,884

Life and other policy benefits	8,129	17,910	22,042	—	48,081
Amortization of deferred acquisition costs	5,260	17,000	61,640	—	83,900
Universal life and annuity contract interest	17,320	39,760	242,144	—	299,224
Other operating expenses	11,496	18,820	23,117	16,009	69,442
Federal income taxes (benefit)	1,206	11,982	12,242	5,081	30,511

Total expenses	43,411	105,472	361,185	21,090	531,158

Segment earnings (loss)	$2,520	25,024	25,569	10,613	63,726

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$37,682	41,048	125,026	122,887
Net investment income	141,403	139,074	451,904	366,813
Other revenues	5,822	5,923	17,954	17,444
Realized gains (losses) on investments	3,285	4,940	7,199	8,112

Total condensed consolidated premiums and other revenues	$188,192	190,985	602,083	515,256

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$10,913	12,679	30,511	32,241
Taxes on realized gains (losses) on investments	1,151	1,729	2,520	2,839

Total condensed consolidated Federal income taxes	$12,064	14,408	33,031	35,080

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net Earnings:
Total segment earnings	$22,648	21,111	63,726	62,036
Realized gains (losses) on investments, net of taxes	2,134	3,211	4,679	5,273

Total condensed consolidated net earnings	$24,782	24,322	68,405	67,309

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,
	2013	2012
	(In thousands)

Assets:
Total segment assets	$10,462,353	10,103,615
Other unallocated assets	206,115	62,479

Total condensed consolidated assets	$10,668,468	10,166,094

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first nine months of 2013 or 2012.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of September 30, 2013 and 2012, the liability balance was $4.6 million and $2.0 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2013	291,000	82,468	$186.19
Exercised	—	(41,650)	150.00
Forfeited	—	(400)	255.13
Expired	—	—	—
Stock options granted	—	—	—

Balance at September 30, 2013	291,000	40,418	$222.80

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2013	66,461	$125.03
Exercised	(1,950)	114.64
Forfeited	(650)	205.75
Granted	—	—

Balance at September 30, 2013	63,861	$124.52

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three and nine months ended September 30, 2013 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $2.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. The total share-based liabilities paid were $2.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $0.4 million and $0.4 million, respectively. For the quarters ended September 30, 2013 and 2012, the total cash received from the exercise of options under the Plans was $0 and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at September 30, 2013.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
$150.00	8,400	0.7 years	8,400
255.13	23,018	4.5 years	13,912
208.05	9,000	4.7 years	9,000
236.00	250	4.9 years	150
114.64	30,093	5.4 years	14,558
132.56	33,518	8.2 years	2,050
Totals	104,279		48,070

Aggregate intrinsic value (in thousands)	$5,377		$1,845

The aggregate intrinsic value in the table above is based on the closing stock price of $201.77 per share on September 30, 2013.

In estimating the fair value of the options outstanding at September 30, 2013 and December 31, 2012, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30, 2013	December 31, 2012

Expected term of options	1 to 8 years	0 to 9 years
Expected volatility:
Range	21.65% to 33.65%	19.54% to 34.93%
Weighted-average	25.62%	25.96%
Expected dividend yield	0.18%	0.23%
Risk-free rate:
Range	0.46% to 2.39%	0.39% to 1.49%
Weighted-average	1.12%	0.84%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $4.0 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The related tax expense recognized was $1.4 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the total compensation cost related to nonvested options not yet recognized was $1.9 million.  This amount is expected to be recognized over a weighted-average period of 1.8 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company is currently a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was preliminarily approved by the Court on August 30th. Notice of the Settlement was sent to all class members on September 20, 2013 and the Company is currently administering the class notice and claim form process. The Fairness Hearing is set for February 7, 2014. If the Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs are approved by the Court, the Company has agreed to pay the Court-approved amount of attorneys’ fees and costs, make certain payment to surrendered and annualized policyholders, and has agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. At September 30, 2013, the Company had reserved $3.5 million for the matter.

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

The Company had $2.8 million of commitments to extend credit relating to mortgage loans at September 30, 2013. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$415	1,847	3,739	6,054
Realized losses on disposal	(3)	—	(3)	—
Held to maturity debt securities:
Realized gains on disposal	2,831	1,102	3,221	1,262
Realized losses on disposal	—	(267)	(72)	(680)
Equity securities realized gains (losses)	—	113	511	109
Real estate gains (losses)	55	2,644	55	2,485
Mortgage loans write-downs	—	—	—	—
Other	—	12	—	12

Totals	$3,298	5,451	7,451	9,242

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 67.7% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$214	1,267	538	858
Portion of loss (gain) recognized in comprehensive income	(227)	(1,761)	(776)	(1,918)

Net impairment losses on debt securities recognized in earnings	(13)	(494)	(238)	(1,060)
Equity securities impairments	—	(17)	(14)	(70)

Totals	$(13)	(511)	(252)	(1,130)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended September 30, 2013	Nine months ended September 30, 2013	Twelve Months Ended December 31, 2012
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,472	2,247	1,122
Reductions for securities sold during current period	(17)	(17)	(118)
Additions for credit losses not previously recognized in other-than-temporary impairments	13	238	1,243

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,468	2,468	2,247

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2013.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,095	1,955	—	25,050
U.S. Treasury	1,912	492	—	2,404
States and political subdivisions	420,618	19,007	(9,433)	430,192
Foreign governments	9,994	279	—	10,273
Public utilities	800,954	60,551	(6,995)	854,510
Corporate	3,345,778	166,137	(65,345)	3,446,570
Mortgage-backed	1,714,586	72,554	(15,482)	1,771,658
Home equity	20,400	4,858	(35)	25,223
Manufactured housing	7,779	527	—	8,306

Totals	$6,345,116	326,360	(97,290)	6,574,186

The table below presents amortized costs and fair values of securities available for sale at September 30, 2013.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$595	—	(121)	474
Foreign governments	9,929	—	(29)	9,900
Public utilities	243,796	17,774	(1,374)	260,196
Corporate	2,260,308	133,809	(24,833)	2,369,284
Mortgage-backed	76,779	6,006	—	82,785
Home equity	12,137	259	(271)	12,125
Manufactured housing	4,063	150	—	4,213
	2,607,607	157,998	(26,628)	2,738,977

Equity public	10,643	3,667	(757)	13,553

Totals	$2,618,250	161,665	(27,385)	2,752,530

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	96,058	(9,303)	1,419	(130)	97,477	(9,433)
Foreign governments	—	—	—	—	—	—
Public utilities	167,547	(6,995)	—	—	167,547	(6,995)
Corporate	1,263,953	(63,154)	27,796	(2,191)	1,291,749	(65,345)
Mortgage-backed	428,837	(15,482)	—	—	428,837	(15,482)
Home equity	—	—	2,644	(35)	2,644	(35)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$1,956,395	(94,934)	31,859	(2,356)	1,988,254	(97,290)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	474	(121)	—	—	474	(121)
Foreign governments	9,900	(29)	—	—	9,900	(29)
Public utilities	21,074	(1,374)	—	—	21,074	(1,374)
Corporate	490,037	(24,833)	—	—	490,037	(24,833)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,812	(32)	4,127	(239)	8,939	(271)
Manufactured housing	—	—	—	—	—	—
	526,297	(26,389)	4,127	(239)	530,424	(26,628)

Equity public	3,640	(740)	33	(17)	3,673	(757)

Total temporarily impaired securities	$529,937	(27,129)	4,160	(256)	534,097	(27,385)

Although unrealized losses have increased during the first three quarters of 2013, the increase is due primarily to the increases in market interest rates rather than credit issues. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities nor does it think it will be forced to sell until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the third quarter of 2013, the Company recorded an other-than-temporary impairment on one asset-backed security. The security had a $13 thousand credit impairment which is reported in the Condensed Consolidated Statements of Earnings and there were $0.2 million of liquidity gains which did not affect current earnings. The Company intends to hold the securities until recovery of fair market value or maturity.

Debt securities. The gross unrealized losses for debt securities are made up of 351 individual issues, or 27.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 95.3%. Of the 351 securities, 7, or approximately 2.0%, fall in the 12 months or greater aging category; and 346 were rated investment grade at September 30, 2013.

Equity securities.  The gross unrealized losses for equity securities are made up of 16 individual issues.  These holdings are reviewed quarterly for impairment.  One equity security was other-than-temporarily impaired during the nine months ended September 30, 2013, in accordance with Company policy.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	19,745	(401)	1,470	(30)	21,215	(431)
Foreign governments	—	—	—	—	—	—
Public utilities	24,271	(80)	1,982	(23)	26,253	(103)
Corporate	303,645	(1,776)	38,078	(1,977)	341,723	(3,753)
Mortgage-backed	15,010	(261)	—	—	15,010	(261)
Home equity	—	—	6,435	(549)	6,435	(549)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$362,671	(2,518)	47,965	(2,579)	410,636	(5,097)

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

During the nine months ended September 30, 2013 and 2012, the Company made no transfers to the held to maturity category from securities available for sale. Lower holdings of securities available for sale reduces the Company's exposure to market price volatility while still providing securities available for liquidity and asset/liability management purposes.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the loan-to-value ratio using the most recent appraised value.

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$47,155	40.0%	$58,754	41.1%
50% to 60%	16,841	14.3%	27,832	19.5%
60% to 70%	21,063	17.9%	23,518	16.5%
70% to 80%	9,766	8.3%	9,431	6.6%
80% to 90%	—	—%	—	—%
Greater than 90%	22,916	19.5%	23,285	16.3%
Gross balance	117,741	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.6)%	(650)	(0.5)%

Totals	$117,091	99.4%	$142,170	99.5%

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

The following table represents the mortgage loan allowance at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)

Balance, beginning of period	$650	4,571
Provision	—	650
Releases	—	(4,571)

Balance, end of period	$650	650

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,738,977	—	2,738,977	—
Equity securities, available for sale	13,553	12,848	705	—
Derivatives, index options	119,276	—	119,276	—

Total assets	$2,871,806	12,848	2,858,958	—

Policyholder account balances (a)	$136,742	—	136,742	—
Other liabilities (b)	4,553	—	—	4,553

Total liabilities	$141,295	—	136,742	4,553

During the three and nine months ended September 30, 2013, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,813,734	—	2,813,734	—
Equity securities, available for sale	12,267	11,968	299	—
Derivatives, index options	57,890	—	57,890	—

Total assets	$2,883,891	11,968	2,871,923	—

Policyholder account balances (a)	$72,470	—	72,470	—
Other liabilities (b)	2,718	—	—	2,718

Total liabilities	$75,188	—	72,470	2,718

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,738,977	—	2,738,977	—
Priced internally	—	—	—	—
Subtotal	2,738,977	—	2,738,977	—

Equity securities, available for sale:
Priced by third-party vendors	13,553	12,848	705	—
Priced internally	—	—	—	—
Subtotal	13,553	12,848	705	—

Derivatives, index options:
Priced by third-party vendors	119,276	—	119,276	—
Priced internally	—	—	—	—
Subtotal	119,276	—	119,276	—

Total	$2,871,806	12,848	2,858,958	—

Percent of total	100.0%	0.4%	99.6%	—%

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,813,734	—	2,813,734	—
Priced internally	—	—	—	—
Subtotal	2,813,734	—	2,813,734	—

Equity securities, available for sale:
Priced by third-party vendors	12,267	11,968	299	—
Priced internally	—	—	—	—
Subtotal	12,267	11,968	299	—

Derivatives, index options:
Priced by third-party vendors	57,890	—	57,890	—
Priced internally	—	—	—	—
Subtotal	57,890	—	57,890	—

Total	$2,883,891	11,968	2,871,923	—

Percent of total	100.0%	0.4%	99.6%	—%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2013	$—	—	—	4,370
Total realized and unrealized gains (losses):
Included in net income	—	—	—	1,010
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(827)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	4,553

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	1,601

	For the Three months ended September 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2012	$—	—	—	2,217
Total realized and unrealized gains (losses):
Included in net income	—	—	—	(166)
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(48)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	2,003

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	(68)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	3,976
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	(2,141)
Transfers into (out of) Level 3	—	—	—	—

Balance at end of period	$—	—	—	4,553

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	5,343

	Nine Months Ended September 30, 2012
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	422
Included in other comprehensive income	—	897	897	—
Purchases, sales, issuances and settlements, net	—	—	—	(66)
Transfers into (out of) Level 3	—	(9,015)	(9,015)	—

Balance at end of period	$—	—	—	2,003

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	583

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,345,116	6,574,186	5,962,120	6,503,627
Securities available for sale	2,752,530	2,752,530	2,826,001	2,826,001

Cash and short-term investments	94,458	94,458	124,561	124,561
Mortgage loans	117,091	122,782	142,170	147,365
Policy loans	68,307	68,307	71,549	71,549
Other loans	3,185	3,360	14,997	15,273
Derivatives, index options	119,276	119,276	57,890	57,890
Life interest in Libbie Shearn Moody Trust	—	12,775	—	12,775

LIABILITIES
Deferred annuity contracts	$7,154,103	6,876,234	6,907,055	6,624,111
Immediate annuity and supplemental contracts	471,825	498,502	492,853	531,857

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

The tables below present the fair value of derivative instruments as of September 30, 2013 and December 31, 2012, respectively.

	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$119,276

Fixed-index products			Universal Life and Annuity Contracts	$136,742

Total		$119,276		$136,742

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$57,890

Fixed-index products			Universal Life and Annuity Contracts	$72,470

Total		$57,890		$72,470

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2013 and 2012.

		September 30, 2013	September 30, 2012
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$35,615	32,369

Fixed-index products	Universal life and annuity contract interest	(36,857)	(32,988)

		$(1,242)	(619)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the nine months ended September 30, 2013 and 2012.

		September 30, 2013	September 30, 2012
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$126,739	42,328

Fixed-index products	Universal life and annuity contract interest	(129,625)	(48,050)

		$(2,886)	(5,722)

(12)	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2013, which is the date that the financial statements have been issued, and no reportable items were identified.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2013 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2012 Annual Report filed on Form 10-K with the SEC.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-indexed universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-indexed annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2013, the Company maintained approximately 140,300 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 17,100 domestic independent agents contracted. Roughly 17% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2013, the Company had approximately 71,900 international life insurance policies in force representing approximately $19.3 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,500 independent international consultants and brokers currently contracted, 29% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's in excess of fifty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)

International:
Universal life	$1,143	1,502	3,366	4,679
Traditional life	731	876	2,298	2,404
Equity-indexed life	5,452	3,464	11,051	10,442

	7,326	5,842	16,715	17,525
Domestic:
Universal life	42	73	201	147
Traditional life	12	72	40	96
Equity-indexed life	5,387	2,898	14,326	6,732

	5,441	3,043	14,567	6,975

Totals	$12,767	8,885	31,282	24,500

Life insurance sales as measured by annualized first year premiums increased 44% in the third quarter of 2013 as compared to the third quarter of 2012. By market segment, the domestic life insurance line of business posted a 79% increase over the comparable results during the third quarter of 2012 while international life sales increased 25% during the same time frame. For the nine months ended September 30th, total life insurance sales expanded 28% as domestic life insurance sales increased 109% during this period while international life insurance sales declined 5%.

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

	Nine Months Ended September 30,
	2013	2012

Percentage of International Sales:
Latin America	91.8%	87.9%
Pacific Rim	5.8	10.7
Eastern Europe	2.4	1.4

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (20%), Venezuela (19%), Chile (15%) and Peru (11%) comprising the largest contributions. Sales to residents of Peru and Chile increased in the first nine months of 2013 compared to the same period in 2012 while sales to residents of Brazil and Venezuela declined during the same period.

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

The Company has developed hybrids of its EIUL and SPUL products, combining features, and discontinued the marketing of smaller premium and volume life insurance policies. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products has been positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching 65 years of age beginning in 2011. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 113% increase in domestic EIUL sales in the first nine months of 2013 versus 2012.

The Company's implementation of commission caps on domestic policies in 2009 served to discourage sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past few years has produced an upward trend in this figure. The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period and has begun to level off in 2013.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Nine months ended September 30, 2013	286,000	369,500

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers have looked for new ways to rebuild premium levels. The Company's focus is directed toward its competitive advantages in international markets and wealth transfer strategies for domestic life sales. Critical to these strategies is the Company's portfolio of fixed-index (equity indexed) life insurance products. Fixed-index life products accounted for 81% of total life sales in the first nine months of 2013, an increase from 70% for the same period in 2012.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2013	2012
	($ in thousands)

Universal life:
Number of policies	54,860	58,140
Face amounts	$7,102,460	7,406,390

Traditional life:
Number of policies	39,520	41,860
Face amounts	$3,329,160	3,102,580

Fixed-indexed life:
Number of policies	35,780	33,740
Face amounts	$8,904,050	8,379,160

Rider face amounts	$2,669,260	2,403,570

Total life insurance:
Number of policies	130,160	133,740
Face amounts	$22,004,930	21,291,700

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-indexed life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At September 30, 2013, the Company’s face amount of life insurance in force was comprised of $19.3 billion from the international line of business and $2.7 billion from the domestic line of business. At September 30, 2012, these amounts were $18.9 billion and $2.4 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-indexed annuities	$186,526	166,318	538,854	484,715
Other deferred annuities	10,777	49,746	56,349	117,081
Immediate annuities	1,909	10,136	8,782	33,976

Totals	$199,212	226,200	603,985	635,772

Annuity sales in the third quarter of 2013 were 12% lower than in the third quarter of 2012. For the first nine months of the year, annuity sales trailed the level in 2012 by approximately 5%. Annuity sales in the first nine months of 2013 are in line with the Company's sales goals for the 2013 calendar year of $800 million.

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

The Company's mix of annuity sales tends to shift with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-indexed products have accounted for 60% to 80% of all annuity sales. During the first nine months of 2013 this percentage reached 89% reflecting the bull market run in equities since bottoming out in the first quarter of 2009 and the low level of fixed interest rates. For all fixed-indexed products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-indexed products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2013	2012
	($ in thousands)

Fixed-indexed annuities
Number of policies	63,460	58,730
GAAP annuity reserves	$4,606,831	4,098,748

Other deferred annuities
Number of policies	59,470	64,470
GAAP annuity reserves	$2,521,551	2,725,878

Immediate annuities
Number of policies	17,390	17,840
GAAP annuity reserves	$391,531	422,103

Total annuities
Number of policies	140,320	141,040
GAAP annuity reserves	$7,519,913	7,246,729

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. Economic data through the first nine months of 2013 has provided a mixed picture of the economy's direction. There are some indications that improvements are beginning to emerge domestically, especially in the area of the housing industry, but regional reports of business activity reveal inconsistent progress amongst the various areas of the country. The fundamental fiscal problems embedded in the European block of countries persist despite improved sentiment of late. Given the importance of global trade to domestic economies, the ongoing concerns of European countries remain a threat to spill over into other regions of the world. While Greece remains at the forefront of troubled economies, issues in France, Spain, and Portugal, among other countries, continue to linger in the background. Conflicting reports and analysis raise questions as to whether there is a slowdown in China's economic engine which has supported global activity over the past several years. The Japanese experiment referred to as "Abenomics" has been generally positive as the Japanese version of "quantitative easing" has raised the economic activity within that country. However, recent comments from country officials have indicated that the stimulative effect of these policies has begun to wane. Increasingly, currency sentiments toward a change from the U.S. dollar to another currency as the global standard have picked up pace particularly in view of the recent Federal government shutdown prompted by Congress' inability to productively address its fiscal and Federal debt issues.

The Federal Reserve had previously provided notice of its intention to begin "tapering" its purchases of long duration securities, perhaps as soon as September. In a surprise announcement, the Federal Reserve decided in its September meeting to delay their tapering plans. The treasury bond market responded robustly with the 10-year Treasury note yield eliminating approximately 30 basis points of the rate increase which had occurred since the end of 2012. The Federal Reserve cited conflicting business conditions along with a historically high unemployment level as factors driving their thinking. Certainly, the global factors mentioned in the previous paragraph also influenced the Federal Reserve's thought process. Under this set of circumstances, lack of job growth and lingering high unemployment rates negatively impact consumer income and financial confidence which inhibit increased economic activity. Such a scenario would build the case for ongoing economic stimulus policies which serve to prolong a low interest rate environment. The goal of such policies are the instigating of a sustainable recovery in the U.S. economy. For insurers offering interest-sensitive products such as fixed-rate annuities and universal life insurance, the low yield environment creates pressure on managing investment spread compression and therefore profitability.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Universal life and annuity contract charges	$33,523	36,924	111,785	109,776
Traditional life and annuity premiums	4,159	4,124	13,241	13,111
Net investment income (excluding derivatives)	105,788	106,705	325,165	324,485
Other revenues	5,822	5,923	17,954	17,444

Operating revenues	149,292	153,676	468,145	464,816
Derivative gain (loss)	35,615	32,369	126,739	42,328
Net realized investment gains (losses)	3,285	4,940	7,199	8,112

Total revenues	$188,192	190,985	602,083	515,256

Universal life and annuity contract charges - Revenues for universal life and annuity contracts increased 1.8% for the first nine months in 2013 compared to 2012 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$28,778	31,990	96,079	93,245
Surrender charges	9,591	9,356	27,615	28,861
Other charges	(795)	(131)	(385)	65
Gross contract revenues	37,574	41,215	123,309	122,171

Reinsurance premiums	(4,051)	(4,291)	(11,524)	(12,395)

Net contract revenues	$33,523	36,924	111,785	109,776

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the nine months ended September 30, 2013 averaged approximately $21.7 billion while for the same period of 2012 averaged $21.1 billion. Cost of insurance charges recognized in the third quarter ended September 30, 2013, increased to $24.9 million from $23.9 million in the same period of the prior year. For the nine months ended September 30, 2013, cost of insurance increased to $74.2 million from $71.0 million at September 30, 2012. Administrative charges pertaining to new business issued decreased to $21.9 million from $22.3 million for the nine months ended September 30, 2013 versus September 30, 2012, and were $3.9 million and $8.0 million, respectively, for the three months ended September 30, 2013 and 2012. Due to the substantial increase in the Company's single premium life insurance sales in 2013, in the third quarter the Company deferred the premium load associated with this product, retroactive to the beginning of the year, and set the amount up as an unearned revenue balance to be earned over future periods of the policy life. While reducing administrative charge revenue for the three and nine month periods ended September 30, 2013, the amounts were largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserve liabilities.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first nine months of 2013 compared to the same period in 2012. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Gross investment income:
Debt securities	$102,171	102,137	308,364	306,544
Mortgage loans	2,117	2,571	7,076	9,255
Policy loans	1,094	1,232	3,412	3,839
Short-term investments	59	258	220	762
Other invested assets	664	737	6,873	4,892

Total investment income	106,105	106,935	325,945	325,292
Less: investment expenses	317	230	780	807

Net investment income (excluding derivatives)	105,788	106,705	325,165	324,485
Derivative gain (loss)	35,615	32,369	126,739	42,328

Net investment income	$141,403	139,074	451,904	366,813

For the nine months ended September 30, 2013, debt securities generated approximately 94.8% of total investment income, excluding derivative gain (loss). The growth in investment income from debt securities through the third quarter of 2013 versus 2012 reflects the increase in the size of the portfolio fueled by investable cash inflows from annuity and single premium life insurance sales. This increase is somewhat mitigated by higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Mortgage loan investment income for the three and nine months ended September 30, 2013 decreased over the comparable periods in 2012 reflecting a reduction in the portfolio balance due to loan maturities and paydowns. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. The decrease in short-term investment income in 2013 compared to 2012 for the periods shown reflects lower balances held in this category. A lower level of liquidity in the bond markets during 2012 prompted the Company to temporarily invest cash flows in short term commercial paper. The increase in investment income for other invested assets was for the nine months ended September 30, 2013 reflects a real estate profits participation loan held in a subsidiary company which paid off during the during the second quarter netting the Company $2.3 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)

Excluding derivatives:
Net investment income	$325,165	324,485
Average invested assets, at amortized cost	$8,862,066	8,697,100
Annual yield on average invested assets	4.89%	4.97%

Including derivatives:
Net investment income	$451,904	366,813
Average invested assets, at amortized cost	$8,873,756	8,735,274
Annual yield on average invested assets	6.79%	5.60%

The lower yield on average invested assets, excluding derivatives, through the third quarter of 2013 compared to 2012 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2012, the average yield on bond purchases to fund insurance operations was 3.37% representing a 1.59% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2013 had an average yield of 3.43% with spreads decreasing to 1.20% over treasury rates. The weighted average quality of new purchases during the first nine months was "A", which was marginally higher than the overall "A-" quality rating of purchases during 2012. In addition, the composite duration of purchases during the first nine months of 2013 also was marginally higher than that for 2012 purchases, primarily due to lower coupon rates. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. The ten year treasury bond rate ranged from a low of 1.61% to a high of 2.98% during the first nine months of 2013. The movement toward the high end of this range occurred during early September in response to Federal Reserve comments during the summer which indicated an intention to taper down long-term bond purchases associated with its quantitative easing initiatives. When the Federal Reserve unexpectedly announced at its September meeting a delay in tapering implementation, rates subsequently declined 35 to 40 basis points from the year-to-date 2013 high.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $17.7 million and $17.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended September 30, 2013, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expense during this period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(3,385)	26,800	58,165	65,097
Realized gain (loss)	39,000	5,569	68,574	(22,769)

Total gain (loss) included in net investment income	$35,615	32,369	126,739	42,328

Total contract interest	$87,486	89,386	299,224	216,933

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

Net realized investment gains (losses) - Realized gains on investments in 2013 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2013 consisted of gross gains of $7.5 million offset by gross losses of $0.3 million, which include other-than-temporary impairment losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Impairment or valuation write-downs:
Bonds	$13	494	238	1,060
Equities	—	17	14	70
Mortgage loans	—	—	—	—
Real estate	—	—	—

Total	$13	511	252	1,130

Bond impairments during the nine months ended September 30, 2013 pertained to asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on common stock securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $47,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Life and other policy benefits	$16,941	12,323	48,081	39,858
Amortization of deferred policy acquisition costs	24,244	28,403	83,900	91,463
Universal life and annuity contract interest	87,486	89,386	299,224	216,933
Other operating expenses	22,675	22,143	69,442	64,613

Totals	$151,346	152,255	500,647	412,867

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $28.3 million year-to-date 2013 compared to $23.6 million for the first nine months of 2012. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions. Results for the three and nine months ended September 30, 2013 include a higher incidence of international life insurance claims which typically are of a larger face amount of coverage compared to domestic life insurance claims.

Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master database for deceased individuals which matches with insureds under in force policies of the Company. The results have not been substantial given that most of the claims identified are lower face insurance policies issued many years ago by the Company. However, the claim activity for 2013 and 2012 include incremental amounts associated with this project.

During the second quarter of 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contract surrenders and partial withdrawals transacted over a number of years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2013 and 2012.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Unlocking	$—	—	—	—
True-up	3,326	2,925	13,055	2,427

Totals	$3,326	2,925	13,055	2,427

True-up adjustments were recorded in 2013 and 2012 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $3.3 million decrease in amortization expense for the three months ended September 30, 2013, and a $2.9 million decrease for the three months ended September 30, 2012. The true-up adjustments for the life insurance lines of business were positive, (decrease to amortization expense) by $15.0 million in the first nine months of 2013 whereas the true-up adjustments for the annuity line of business during the same periods were negative by $1.9 million, incrementally adding to amortization expense. For the nine months ended September 30, 2012, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $13.6 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $11.2 million.

No unlocking adjustments were made by the Company in the first nine months of 2013 or 2012. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates, excluding and including fixed-indexed (derivative) products, were as follows:

	September 30,		September 30,
	2013	2012	2013	2012
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.66%	2.92%	4.18%	3.21%
Interest sensitive life	3.90%	4.07%	7.51%	5.89%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) of $35.6 million and $32.4 million for the quarters ended September 30, 2013 and 2012, respectively.

Similar to deferred policy acquisition costs, the Company makes true-up adjustments pertaining to deferred sales inducements (first year interest bonuses) on a quarterly basis. For the nine months ended September 30, 2013 and 2012, these true-ups adjustments decreased the deferred sales inducement balance sheet amounts (increased contract interest expense) by $0.4 million and $5.3 million, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and nine months ended September 30, 2013 and 2012 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

General insurance expenses	$4,538	6,087	19,935	18,914
Nursing home expenses	5,340	5,429	16,009	16,245
Compensation expenses	7,266	5,466	21,156	16,923
Commission expenses	3,938	3,713	6,677	8,674
Taxes, licenses and fees	1,593	1,448	5,665	3,857

Totals	$22,675	22,143	69,442	64,613

General insurance expenses include amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $1.5 million and $2.3 million in the nine months of 2013 and 2012, respectively. General expenses also include amounts provided for various legal matters and outstanding litigation. During the second quarter of 2013, the Company increased its accrual for these items by $3.5 million.

Compensation expenses include share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the nine months ended September 30, 2013 share based compensation expense was $4.0 million while for the comparable period in 2012 share based compensation expense was $0.4 million. The market price of the Company's Class A common stock increased approximately 28% between December 31, 2012 and September 30, 2013 from $157.74 to $201.77.

Taxes, licenses and fees include premium taxes paid to state insurance departments. For the nine months ended September 30th, these amounts increased from $1.4 million in 2012 to $2.6 million in 2013 reflecting the substantial gains in domestic life insurance sales. In addition, guaranty funds paid to state associations to fund insurance company insolvencies are included in these expenses and were $0.6 million in the first nine months of 2013.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.6% for the nine months ended September 30, 2013 compared to 34.3% for the nine months ended September 30, 2012. The Company's effective tax rate is normally lower than the Federal rate of 35% primarily due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the nine months ended September 30, 2013 and 2012 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2013	$555	7,447	11,013	3,633	22,648
September 30, 2012	$1,598	10,888	4,657	3,968	21,111

Nine months ended:
September 30, 2013	$2,520	25,024	25,569	10,613	63,726
September 30, 2012	$2,386	25,547	23,735	10,368	62,036

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$3,944	7,680	22,967	22,499
Net investment income	6,928	6,037	22,943	15,846
Other revenues	12	(46)	21	6

Total revenues	10,884	13,671	45,931	38,351

Benefits and expenses:
Life and other policy benefits	4,003	4,482	8,129	7,750
Amortization of deferred policy acquisition costs	1,015	437	5,260	4,896
Universal life insurance contract interest	2,261	2,976	17,320	11,419
Other operating expenses	2,782	3,313	11,496	10,659

Total benefits and expenses	10,061	11,208	42,205	34,724

Segment earnings (loss) before Federal income taxes	823	2,463	3,726	3,627
Provision (benefit) for Federal income taxes	268	865	1,206	1,241

Segment earnings (loss)	$555	1,598	2,520	2,386

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance revenues	$4,939	8,240	24,108	22,821
Traditional life insurance premiums	559	1,000	3,111	4,183
Reinsurance premiums	(1,554)	(1,560)	(4,252)	(4,505)

Totals	$3,944	7,680	22,967	22,499

The Company's domestic life insurance in force in terms of policy counts has been declining since 2008 resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a five-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. With the increase in new life sales this ratio has improved in the first nine months of 2013 to slightly more than a two-to-one relationship. Nonetheless, the number of domestic life insurance policies has declined from 62,900 at December 31, 2011 to 60,000 at December 31, 2012, and to 58,300 at September 30, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first nine months of 2013 was 77% higher than in the comparable period for 2012 and the volume of insurance issued was 116% greater than that in 2012.

As noted in the discussion of Consolidated Operations results, in the third quarter of this year the Company began deferring the premium load on its most popular selling product, single pay life insurance. This resulted in a decrease in universal life insurance revenues during the third quarter of 2013 as compared to 2012.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$36,071	21,096	96,245	44,738
Renewal premiums	4,883	3,731	15,259	12,840

Totals	$40,954	24,827	111,504	57,578

The Company's efforts over the past several years have been to attract new independent agents and to promote life products to improve domestic life sales. During the past couple of years the Company has achieved some success in this regard with the number of new policies issued trending higher. This trend continued through the first nine months of 2013 as noted above. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income includes the gains and losses on index options purchased to back the index crediting mechanism on equity-index universal products. As noted previously in the Results of Operations discussion, option values have increased more rapidly in the first nine months of 2013 as compared to 2012 incurring larger option value gains.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2013 was consistent compared to historical trends, although the Social Security Administration master data base project mentioned in the Consolidated Operations section of the discussion on Results of Operations resulted in incremental claims during the period. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	1,362	2,867	5,742	4,186

Totals	$1,362	2,867	5,742	4,186

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$28,865	28,453	87,061	83,999
Net investment income	10,957	12,255	43,224	34,967
Other revenues	60	32	211	378

Total revenues	39,882	40,740	130,496	119,344

Benefits and expenses:
Life and other policy benefits	11,040	4,827	17,910	14,622
Amortization of deferred policy acquisition costs	3,287	2,083	17,000	15,448
Universal life insurance contract interest	8,525	9,602	39,760	30,845
Other operating expenses	5,987	7,069	18,820	19,605

Total benefits and expenses	28,839	23,581	93,490	80,520

Segment earnings (losses) before Federal income taxes	11,043	17,159	37,006	38,824
Provision (benefit) for Federal income taxes	3,596	6,271	11,982	13,277

Segment earnings (loss)	$7,447	10,888	25,024	25,547

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance revenues	$27,922	28,061	84,386	82,962
Traditional life insurance premiums	3,600	3,920	10,130	11,229
Reinsurance premiums	(2,657)	(3,528)	(7,455)	(10,192)

Totals	$28,865	28,453	87,061	83,999

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $18.6 billion at December 31, 2011 to $19.2 billion at December 31, 2012 and leveled off to $19.3 billion at September 30, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2013 was 8% lower than in the first nine months of 2012 and the volume of insurance issued was 9% less than issued in 2012 during the same period.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Nine months ended September 30, 2013	$1,385.5	8.7%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%
Year ended December 31, 2008	1,923.2	10.8%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$8,174	7,684	19,420	23,348
Renewal premiums	29,651	30,098	86,720	87,410

Totals	$37,825	37,782	106,140	110,758

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $66.9 million and $69.1 million for the first nine months of 2013 and 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$6,679	7,356	28,193	28,397
Derivative gain (loss)	4,278	4,899	15,031	6,570

Net investment income	$10,957	12,255	43,224	34,967

A comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2012, the average face amount of insurance purchased was approximately $380,000, and in the first nine months of 2013, the average was $369,500. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. In the third quarter of 2013, the Company incurred a higher than normal volume of international life insurance claims which increased the related benefit expense during the period.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	1,999	2,878	9,210	9,472

Totals	$1,999	2,878	9,210	9,472

True-up adjustments in the first nine months of 2013 and 2012 increased the DPAC balance and decreased amortization expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$4,873	4,915	14,998	16,389
Net investment income	118,521	115,781	371,704	302,045
Other revenues	22	213	52	14

Total revenues	123,416	120,909	386,754	318,448

Benefits and expenses:
Life and other policy benefits	1,898	3,014	22,042	17,486
Amortization of deferred policy acquisition costs	19,942	25,883	61,640	71,119
Annuity contract interest	76,700	76,808	242,144	174,669
Other operating expenses	8,565	7,332	23,117	19,104

Total benefits and expenses	107,105	113,037	348,943	282,378

Segment earnings (loss) before Federal income taxes	16,311	7,872	37,811	36,070
Provision (benefit) for Federal income taxes	5,298	3,215	12,242	12,335

Segment earnings (loss)	$11,013	4,657	25,569	23,735

A comparative detail of the components of premiums and annuity contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Surrender charges	$4,873	4,915	14,998	16,385
Payout annuity and other revenues	—	—	—	—
Traditional annuity premiums	—	—	—	4

Totals	$4,873	4,915	14,998	16,389

The Company's lapse rate for annuity contracts in the first nine months of 2013 was 6.6% compared to 5.8% during the same period in 2012. Surrender charge revenue is also dependent upon the duration of the policy at the time of termination as typical surrender charge provisions decrease during the tenure of the contract. Accordingly, the decrease in surrender charge revenue in the first nine months of 2013 is primarily a function of the termination of contracts later in their duration.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected during the three and nine months ended September 30, 2013 and 2012 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-index annuities	$181,727	175,672	539,809	494,289
Other deferred annuities	22,077	46,725	66,224	122,045
Immediate annuities	1,081	7,059	5,148	23,613

Totals	$204,885	229,456	611,181	639,947

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 88% and 77% for the nine months ended September 30, 2013 and 2012, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $20.9 million and $23.5 million during the first nine months of 2013 and 2012, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$88,718	88,142	263,926	267,510
Derivative gain (loss)	29,803	27,639	107,778	34,535

Net investment income	$118,521	115,781	371,704	302,045

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

Life and other policy benefits primarily consists of death claim benefits paid on annuity policies. For the nine month period ended September 30, 2013, this amount also includes a $4.0 million liability increase recorded during the second quarter pertaining to the market value adjustment on surrenders and partial withdrawals on certain annuity policies that were transacted over a period of years.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(35)	(2,820)	(1,897)	(11,231)

Totals	$(35)	(2,820)	(1,897)	(11,231)

As the true-up adjustments decreased the DPAC balances for the three and nine months ended September 30, 2013 and 2012, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Fixed-index annuities	$53,482	49,156	164,742	113,365
All other annuities	23,077	27,486	78,746	64,353

Gross contract interest	76,559	76,642	243,488	177,718
Bonus interest deferred and capitalized	(5,968)	(5,514)	(20,904)	(23,483)
Bonus interest amortization	6,109	5,680	19,560	20,434

Total contract interest	$76,700	76,808	242,144	174,669

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the nine months ended September 30, 2013 and 2012, deferred sales inducement balances were reduced by $0.4 million and $5.3 million, respectively, for true-up adjustments. These decreases are included in the above table as an addition to bonus interest amortization.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. Accordingly, the $3.5 million addition to the liability for legal matters during the second quarter of 2013 discussed in the Consolidated Operations of this report was allocated to the Annuity Operations segment and is included in other operating expenses for the nine months ended September 30, 2013.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.7 million and $0.8 million of operating earnings in the first nine months of 2013 and 2012, respectively. The remaining earnings of $8.9 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are the semi-annual distributions from the life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc.

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

	September 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,084,093	96.3%	$8,775,854	96.5%
Mortgage loans	117,091	1.3%	142,170	1.6%
Policy loans	68,307	0.7%	71,549	0.8%
Derivatives, index options	119,276	1.3%	57,890	0.6%
Real estate	18,362	0.2%	18,800	0.2%
Equity securities	13,553	0.1%	12,267	0.1%
Other	13,010	0.1%	22,639	0.2%

Totals	$9,433,692	100.0%	$9,101,169	100.0%

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2013 and December 31, 2012, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,715,062	62.9	$5,264,884	60.0
Mortgage-backed securities	1,797,371	19.8	1,957,380	22.3
Public utilities	1,061,150	11.7	1,062,666	12.1
State and political subdivisions	421,092	4.6	391,633	4.5
U.S. agencies	23,095	0.3	23,114	0.3
Asset-backed securities	44,517	0.5	48,216	0.5
Foreign governments	19,894	0.2	26,054	0.3
U.S. Treasury	1,912	—	1,907	—

Totals	$9,084,093	100.0	$8,775,854	100.0

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

	Nine Months Ended September 30,	Year Ended December 31,
	2013	2012
	($ In thousands)

Cost of acquisitions	$1,374,117	$1,419,730
Average S&P® quality	A	A-
Effective annual yield	3.43%	3.37%
Spread to treasuries	1.20%	1.59%
Effective duration	8.6 years	8.2 years

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

	September 30, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$96,363	1.1	$111,859	1.3
AA	2,568,922	28.3	2,646,017	30.2
A	2,814,100	31.0	2,529,537	28.8
BBB	3,443,699	37.8	3,322,674	37.8
BB and other below investment grade	161,009	1.8	165,767	1.9

Totals	$9,084,093	100.0	$8,775,854	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2013	$157,415	161,009	164,332	1.7%

December 31, 2012	$161,550	165,767	168,671	1.8%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2012 due to bond calls, maturities and rating upgrades. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2013 are summarized below, including September 30, 2013 and December 31, 2012 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2013	September 30, 2013	September 30, 2013	December 31, 2012
	(In thousands)

Retail	$17,964	18,090	18,090	23,770
Telecommunications	5,431	8,563	8,563	8,538
Asset-backed securities	7,168	7,168	9,111	9,989
Mortgage-backed	12,821	13,048	13,276	7,775
Transportation	—	189	189	320
Manufacturing	50,811	52,085	54,400	56,325
Banking/finance	33,516	33,687	32,312	31,324
Other	29,704	28,179	28,391	30,630

Totals	$157,415	161,009	164,332	168,671

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

Certain European countries have experienced varying degrees of financial stress. Risks from the lingering debt crisis in Europe could continue to disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular are experiencing significant economic, fiscal and political strains that increase the likelihood of default for these countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in these countries except Greece. The following table shows bond holdings at September 30, 2013 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2013	September 30, 2013	Country Domiciled
	(In thousands)

Covidien	A	$24,188	24,808	Ireland
CRH	BBB+	10,999	11,426	Ireland
Telecom Italia	BBB-	12,000	12,054	Italy
Telefonica	BBB	11,760	12,978	Spain

Totals		$58,947	61,266

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2013	September 30, 2013	Country Domiciled
	(In thousands)

Covidien	A	$4,989	4,717	Ireland
CRH	BBB+	3,000	3,005	Ireland
EDP	BB+	17,225	17,762	Portugal
Enel	BBB	19,923	21,814	Italy
Finmeccanica	BB+	15,022	15,450	Italy
Iberdrola Finance	BBB	2,909	3,180	Spain
Kerry Group	BBB+	21,950	20,310	Ireland
Telecom Italia	BBB-	2,998	3,087	Italy
Telefonica	BBB	8,126	8,665	Spain

Totals		$96,142	97,990

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

During the nine months ended September 30, 2013 the Company recorded other-than-temporary impairment credit related write-downs on debt securities of $0.2 million. The Company had no other-than-temporary impairment write-downs on debt securities other than on certain asset-backed securities whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $6.8 million of other-than-temporary impairments of which $2.6 million was deemed credit related and recognized as realized investment losses in earnings, and $4.2 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2013, approximately 29.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,574,186	6,345,116	229,070
Securities available for sale:
Debt securities	2,738,977	2,607,607	131,370
Equity securities	13,553	10,643	2,910

Totals	$9,326,716	8,963,366	363,350

Asset-Backed Securities

The Company holds approximately $44.5 million in asset-backed securities as of September 30, 2013. This portfolio includes $12.0 million of manufactured housing bonds and $32.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $3.8 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of September 30, 2013 were underwritten prior to 2005 as noted in the table below.

	September 30, 2013		December 31, 2012
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$4,229	4,372	5,310	5,014
2003	3,954	5,395	3,927	4,960
2004	24,341	27,581	23,067	26,225

Subtotal subprime	$32,524	37,348	32,304	36,199

Alt A:
2004	$3,765	3,765	3,839	3,839

As of September 30, 2013, 1 of the subprime securities was rated AAA, 2 were rated AA, 3 were rated BBB, 2 were rated B, and 2 were rated CC. The Company sold a subprime security in the first quarter of 2013 and realized a gain on this previously impaired security.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $21.5 million for the year ended December 31, 2012 and $5.3 million for the nine months ended September 30, 2013. Principal repayments on mortgage loans for the nine months ended September 30, 2013 were $30.6 million.

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

The Company held net investments in mortgage loans totaling $117.1 million and $142.2 million at September 30, 2013 and December 31, 2012, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$63,819	54.2%	$78,010	54.6%
New England	17,470	14.8%	21,160	14.8%
Mountain	3,260	2.8%	2,180	1.5%
Pacific	10,384	8.9%	18,178	12.7%
East North Central	10,638	9.0%	10,367	7.3%
East South Central	10,140	8.6%	10,261	7.2%
South Atlantic	—	—%	561	0.4%
Middle Atlantic	2,030	1.7%	2,103	1.5%
Gross balance	117,741	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.6)%	(650)	(0.5)%

Totals	$117,091	99.4%	$142,170	99.5%

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$87,656	74.4%	$98,180	68.7%
Hotel/Motel	3,777	3.2%	4,139	2.9%
Land/Lots	3,078	2.6%	12,618	8.8%
Apartments	15,432	13.1%	16,919	11.9%
Office	1,356	1.2%	4,354	3.1%
All other	6,442	5.5%	6,610	4.6%
Gross balance	117,741	100.0%	142,820	100.0%

Allowance for possible losses	(650)	(0.6)%	(650)	(0.5)%

Totals	$117,091	99.4%	$142,170	99.5%

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $18.4 million and $18.8 million at September 30, 2013 and December 31, 2012, respectively. The Company recognized operating income on these properties of approximately $1.2 million for the first nine months of 2013. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2013	June 30, 2013	December 31, 2012
	(In thousands except percentages)

Debt securities - fair value	$9,313,163	9,247,058	9,317,361
Debt securities - amortized cost	$8,952,723	8,848,403	8,521,172
Fair value as a percentage of amortized cost	104.03%	104.51%	109.34%
Unrealized gain balance	$360,440	398,655	796,189
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.12%	0.64%	(0.12)%

	Unrealized Gains Balance
	At September 30, 2013	At June 30, 2013	At December 31, 2012	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$229,070	258,304	541,507	(29,234)	(312,437)
Debt securities available for sale	131,370	140,351	254,682	(8,981)	(123,312)

Totals	$360,440	398,655	796,189	(38,215)	(435,749)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 12 basis points from year-end 2012 through the first nine months of 2013 and the Company's unrealized gain position decreased $435.7 million on a portfolio with an amortized cost basis of approximately $9.0 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's Condensed Consolidated Balance Sheet.

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

The Company has the ability to adjust interest rates, participation rates, and asset fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force.

The Company performed detailed sensitivity analysis as of December 31, 2012, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2013 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Product Line:
Traditional Life	$1,146	1,724	4,346	4,569
Universal Life	13,021	13,048	39,787	37,094
Annuities	119,388	106,911	352,002	336,138

Total	$133,555	121,683	396,135	377,801

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $193.9 million and $223.7 million for the nine months ended September 30, 2013 and 2012, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $1,220.3 million and $1,274.1 million for the nine months ended September 30, 2013 and 2012, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $67.7 million and $89.7 million during the nine months ended September 30, 2013 and 2012, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2013, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$571	55	320	196	—
Life claims payable (1)	72,595	72,595	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (2)	10,688,065	1,043,230	1,844,744	1,675,196	6,124,895

Total	$10,761,231	1,115,880	1,845,064	1,675,392	6,124,895

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

CHANGES IN ACCOUNTING PRINCIPLES AND CRITICAL ACCOUNTING POLICIES

Changes in Accounting Principles

There were no changes in accounting principles during the periods reported in this Form 10-Q.

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

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2013 through July 31, 2013	—	—	N/A	N/A
August 1, 2013 through August 31, 2013	6,200	$212.67	N/A	N/A
September 1, 2013 through September 30, 2013	6,150	$207.83	N/A	N/A

Total	12,350	$208.27	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	November 12, 2013	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	November 12, 2013	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 12, 2013	/S/ Thomas F. Kopetic
Thomas F. Kopetic
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)