Form 10-K
period 2013-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2014-03-17
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2013 was $652,090,135.

As of March 14, 2014, the number of shares of Registrant's common stock outstanding was:   Class A - 3,434,765 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 20, 2014, which will be filed within 120 days after December 31, 2013 are incorporated by reference into Part III of this report.

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

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	74

	Signatures	151

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

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 129,600 policyholders and for the asset accumulation and retirement needs of 140,100 annuity contract holders.

The Company's total assets increased to $10.8 billion at December 31, 2013, from $10.3 billion at December 31, 2012. The Company generated revenues of $860.3 million, $664.7 million and $572.7 million in 2013, 2012 and 2011, respectively. In addition, National Western generated net income of $96.2 million, $92.6 million and $55.6 million in 2013, 2012 and 2011, respectively.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Annuities:
Fixed-index deferred	$717,258	656,185	916,188
Other deferred	74,834	159,157	431,839
Single premium immediate	13,380	39,321	40,925

Total annuities	$805,472	854,663	1,388,952

Life:
Fixed-index universal life insurance	$35,643	26,991	25,277
Other universal life insurance	$5,223	6,532	7,944
Traditional life and other	3,312	3,496	3,370

Total life	$44,178	37,019	36,591

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2013	2012
	($ in thousands)

Universal life:
Number of policies	54,090	57,380
Face amounts	$7,058,580	$7,353,730

Traditional life:
Number of policies	39,060	41,230
Face amounts	$3,419,810	$3,185,030

Fixed-index life:
Number of policies	36,480	34,450
Face amounts	$9,150,750	$8,584,340

Rider face amounts	$2,743,660	$2,479,520

Total life insurance:
Number of policies	129,630	133,060
Face amounts	$22,372,800	21,602,620

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2013	2012
	($ in thousands)

Fixed-index annuities
Number of policies	64,460	59,850
GAAP annuity reserves	$4,782,159	$4,197,121

Other deferred annuities
Number of policies	58,580	63,320
GAAP annuity reserves	$2,479,855	$2,691,610

Immediate annuities
Number of policies	17,060	17,730
GAAP annuity reserves	$383,419	$414,402

Total annuities
Number of policies	140,100	140,900
GAAP annuity reserves	$7,645,433	7,303,133

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

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2013, the Company's NMO relationships had contracted approximately 18,200 independent agents with the Company.  Nearly 16% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2013, the Company had 57,700 domestic life insurance policies in force representing $2.8 billion in face amount of coverage and 140,100 annuity contracts representing account balances of $7.6 billion.

The following table sets forth the Company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Fixed-index life	$19,122	11,751	5,315
Universal life	211	200	117
Traditional life	67	130	44

Total	$19,400	12,081	5,476

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2013, the Company had approximately 71,900 international life insurance policies in force representing nearly $19.6 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 3,500 of these independent international individuals at December 31, 2013, 28% of which submitted policy applications to the Company in the past twelve months.

The following table sets forth the Company's international life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Fixed-index life	$16,521	15,240	19,962
Universal life	5,012	6,332	7,827
Traditional life	3,245	3,366	3,326

Total	$24,778	24,938	31,115

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with National Western's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States.  The Company minimizes exposure to foreign currency risks by requiring payment of premiums and claims in United States dollars. In addition, experience with the international products for over fifty years and the Company's longstanding business relationships further serve to minimize risks.

The Company's implementation of commission caps on domestic policies in 2009 discouraged sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past several years has produced a modest upward trend in this figure. The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period. Empirical evidence suggests that policy persistency generally improves with larger face amounts of insurance.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2007	416,800	251,000
Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

United States domestic products:
Annuities	$811,339	860,880	1,381,580
Life insurance	155,620	101,247	53,680

Total domestic products	966,959	962,127	1,435,260

International products:
Annuities	2,530	3,827	9,406
Life insurance	162,829	168,360	170,077

Total international products	165,359	172,187	179,483

Total direct premiums and deposits collected	$1,132,318	1,134,314	1,614,743

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2013, there was one NMO that accounted for approximately 17% of the Company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2013, there were two NMOs who generated 16% and 12%, respectively, of total domestic life insurance sales. Given the historically lower level of domestic life insurance sales relative to international life sales and annuity sales, the proportionate percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

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

	Year Ended December 31,
	2013	2012

Percentage of International Sales:
Latin America	90.5%	88.3%
Pacific Rim	6.9	10.4
Eastern Europe	2.6	1.3

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Brazil, Venezuela, Chile, and Peru were the countries exceeding 10% of total international sales with shares of 22%, 21%, 12%, and 10%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2013	$63,414	181,471	563,353	43,376	851,614
2012	52,399	158,559	397,707	42,797	651,462
2011	47,436	135,181	343,267	40,800	566,684

Segment earnings (losses): (A)
2013	$2,094	35,718	37,725	15,085	90,622
2012	1,255	35,556	33,206	13,961	83,978
2011	460	17,674	20,253	13,299	51,686

Segment assets: (B)
2013	$610,570	1,200,347	8,586,871	260,007	10,657,795
2012	463,569	1,105,862	8,269,445	242,404	10,081,280
2011	403,868	1,023,942	7,997,407	225,716	9,650,933

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories include Pan-American Life Insurance, American Fidelity Life Insurance, Manhattan Life Insurance Company and Best Meridian Insurance while domestic market competitors include, among others, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Athene USA, Allstate (Lincoln Benefit), Lincoln National Life, Equitrust Life Insurance Company, ING USA, and Forethought Financial Group. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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
Lines of Business / Functional Areas

The Company maintains several management groups and committees that meet regularly to monitor, discuss and manage a variety of issues and risks associated with the business. These groups and committees include numerous areas such as regulatory compliance, financial reporting process and controls, fraud unit investigations, product spread management, and business strategy. Key members of senior management are involved with these groups and committees providing direction and oversight and serve as a reporting liaison with the Company’s Board of Directors and sub-committees. In addition, the Company's Internal Audit department reviews financial and operational risk exposures and reports directly to the Audit Committee of the Company concerning its independent reviews and assessments of management's efforts in these areas.

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

Insurance Product Liabilities

At December 31, 2013, the Company's total balance for liabilities pertaining to insurance products was $9.3 billion. These product liabilities are payable over an extended period of time which the Company's product pricing makes certain assumptions for. The profitability of insurance products depends on this pricing and differences between the Company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

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

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the Company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2013 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded ($000’s)

Hannover Life Reassurance Company (Florida)	A	$1,970,071
SCOR Global Life Americas Reinsurance (Delaware)	A+	1,515,063
RGA Reinsurance Company (Missouri)	A	956,668
Mapfre Re (Spain)	A	738,256
SCOR Global Life S.E. Branch (France)	A	146,828
All others		48,296

		$5,375,182

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

Despite having been in place for several years, many of the key rules of the Dodd-Frank legislation have yet to be formalized, some of which may have an impact on insurers. To date, the Federal Insurance Office (FIO) has been established to accumulate information about the insurance industry. Its current mandate is very broad and covers a wide variety of topics although it is not empowered with any general regulatory authority over insurers.

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. The Company's statutory capital and surplus at December 31, 2013, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 279 employees as of December 31, 2013, substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. From 2008 to 2010, the U.S. economy experienced severe credit and liquidity issues and experienced a recession. Although the recession may have ended, unemployment remains relatively high and business and consumer confidence has not returned to pre-recession levels. Recent economic data seemingly points to growth, but future growth could be impacted by U.S. fiscal policies addressing the significant national budget deficits and debt levels. Concurrently, the contractionary environment affecting the European and emerging market economies has the potential for ripple effects in the U.S. economy. Efforts by foreign financial authorities to address their plight through currency manipulation or similar versions of quantitative easing initiatives may serve to exacerbate the financial and economic headwinds.

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

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to the performance of debt markets. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2013, approximately 1.9% of the Company’s $9.1 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

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

In addition, the FASB is in the process of working on several projects with the International Accounting Standards Board (“IASB”) which could produce significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). These projects include how the Company accounts for its insurance contracts and financial instruments and how its financial statements are prepared and presented. The SEC has proposed at various points in time that filers in the U.S. be required to report financial results in accordance with IFRS as issued by the IASB rather than GAAP. Despite the the uncertainty of the ongoing deliberations involving convergence of GAAP and IFRS, adoption of IFRS would be a complete change to the Company's accounting and reporting. The changes to GAAP and the ultimate conversion to IFRS would invoke new demands on public companies in the areas of governance, internal controls, employee training, and disclosure and will likely affect how business operations are managed. The Company is unable to predict whether, and if so, when this proposal will be adopted and/or implemented.

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

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company is involved or may become involved in various legal actions in which claims for alleged economic and punitive damages have been or may be asserted, some for substantial amounts. In recent years, carriers offering life insurance and annuity products have faced litigation, including class action lawsuits, alleging improper product design, improper sales practices, and similar claims. The Company has been a defendant over the past several years in such class action lawsuits. Given the uncertainty involved in these types of actions, the ability to make a reliable evaluation of the likelihood of an unfavorable outcome or an estimate of the amount of or range of potential loss is endemic to the particular circumstances and evolving developments of each individual matter on its own merits.

The Company is a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was preliminarily approved by the Court on August 30th. Notice of the Settlement was sent to all class members on September 20, 2013 and the Company administered the class notice and claim form process. Under the Settlement Agreement the Company has agreed to pay the Court-approved amount of attorneys’ fees and costs, make certain payment to surrendered and annuitized policyholders, and has agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. At December 31, 2013, the Company had reserved $6.5 million for the matter. A Fairness Hearing was held by the Court on February 7, 2014, and on February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement becomes final and non-appealable after 60 days.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2013:
High	$189.20	200.21	220.05	224.90
Low	157.56	170.00	191.44	197.51
Dividends Declared	—	—	0.36	—
2012:
High	$154.98	143.29	148.79	160.75
Low	132.20	124.66	134.00	137.81
Dividends Declared	—	—	0.36	—

There is no established public trading market for the Company’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 14, 2014 was as follows:

Class A Common Stock	3,577
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2013, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,515 and $36,000, respectively.  During 2012, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,516 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors but subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 36,668 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2013.  The weighted average exercise price of the outstanding options is $229.24 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2013.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2008, and that all dividends were reinvested.

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

The following table sets forth the Company’s repurchase of its Class A common shares from Option Holders for the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2013 through October 31, 2013	—	$—	N/A	N/A
November 1, 2013 through November 30, 2013	1,800	208.41	N/A	N/A
December 1, 2013 through December 31, 2013	1,600	$221.80	N/A	N/A

Total	3,400	$214.71	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share amounts)

Earnings Information:
Revenues:
Universal life and annuity contract charges	$148,388	149,328	132,133	127,192	145,651
Traditional life and annuity contract premiums	19,078	18,616	18,078	16,565	17,043
Net investment income	660,432	460,048	391,034	401,383	393,531
Other revenues	23,716	23,470	25,439	25,377	17,348
Net realized investment gains (losses)	8,653	13,200	6,063	5,475	(5,167)

Total revenues	860,267	664,662	572,747	575,992	568,406

Benefits and expenses:
Life and other policy benefits	60,050	51,842	46,494	52,929	48,997
Amortization of deferred policy acquisition costs	108,233	121,922	133,088	96,449	115,163
Universal life and annuity contract interest	454,594	262,339	232,788	266,603	242,816
Other operating expenses	95,693	87,978	77,541	55,448	92,192

Total benefits and expenses	718,570	524,081	489,911	471,429	499,168

Earnings before Federal income taxes	141,697	140,581	82,836	104,563	69,238
Federal income taxes	45,450	48,023	27,209	31,666	23,754

Net earnings	$96,247	92,558	55,627	72,897	45,484

Basic Earnings Per Share:
Class A	$27.23	26.19	15.74	20.67	12.90
Class B	$13.61	13.09	7.87	10.33	6.45

Diluted Earnings Per Share:
Class A	$27.19	26.19	15.73	20.61	12.87
Class B	$13.61	13.09	7.87	10.33	6.45

Balance Sheet Information:
Total assets	$10,830,416	10,263,858	9,727,999	8,773,948	7,518,735

Total liabilities	$9,382,468	8,872,178	8,451,214	7,555,157	6,404,682

Stockholders’ equity	$1,447,948	1,391,680	1,276,785	1,218,791	1,114,053

Book value per common share	$398.36	382.88	351.27	335.83	307.24

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2013 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 81 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2013, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. Recent economic data has shown signs of improvement domestically as well as in the European markets. Conversely, there are concerns regarding the apparent slow down in the Chinese economy and the effect upon emerging markets as the fiscal stimulus of the past several years begins the process of unwinding. In the U.S. a rebound in the housing, energy, and car industries depicts an economy that has regained its footing and put a dent in the unemployment levels which spiked during the recent economic crisis. A smooth changeover in the leadership of the Federal Reserve and the removal of debt limit showdowns in Congress have eliminated other factors which have caused uncertainty to infiltrate the business environment. Taken all together, economists generally expect the U.S. economy to gain momentum over the next several years. The remaining outlier is the mounting federal debt position and its potential to cause rapid or sustained increases in both interest and inflation rates. The Federal Reserve's announced plan of tapering its long duration debt security purchases removes liquidity with the assumption that the emerging economic growth will be strong enough to absorb the reduced stimulus. The recent decrements in consumer confidence to start the 2014 year heighten the sensitivity of the economy to changes in the status quo of the past several years. A firmer economy would help to dispel some of the creeping negative sentiment.

The fixed income markets, our primary investment source, have generally experienced an improvement in fundamental credit quality as stronger liquidity and positive trends in corporate profitability have provided a more favorable backdrop. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. Fixed maturity investment yields increased during 2013 as U.S. Treasury yields migrated higher, principally in the second and third quarters of the year. The ten year U.S Treasury increased from 1.76% at the end of 2012 to 3.03% at the end of 2013. Although the low overall interest rate environment creates a challenging scenario for obtaining yields to support crediting rates on interest sensitive products, the increase in rates during 2013 helped to somewhat alleviate the compression upon the Company's interest rate spread. Similar to 2012, we intentionally managed annuity sales in 2013 to lesser levels than in prior years given the interest rate environment and the Company's desire to avoid adding blocks of business to its in force at historically low interest rate thresholds.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and the Federal Reserve's “easy money” stimulus threaten to push longer term interest rates higher by creating greater borrowing demand and fueling inflationary conditions, respectfully. Observers of credit markets increasingly predict an eventual rise in yields and speculate as to what may be the impetus to reverse the course on lower rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

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

Impairment of Investment Securities.  The Company’s accounting policy requires that a decline in the value of a security below its amortized cost basis be evaluated to determine if the decline is other-than-temporary.  The primary factors considered in evaluating whether a decline in value for fixed income and equity securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the reasons for the decline in value (credit event, interest rate related, credit spread widening), (c) the overall financial condition as well as the near-term prospects of the issuer, (d) whether the debtor is current on contractually obligated principal and interest payments, and (e) that the Company does not intend to sell the investment prior to recovery.  In addition, certain securitized financial assets with contractual cash flows are evaluated periodically by the Company to update the estimated cash flows over the life of the security.  If the Company determines that the fair value of the securitized financial asset is less than its carrying amount and there has been a decrease in the present value of the estimated cash flows since the previous purchase or prior impairment, then an other-than-temporary impairment charge is recognized.  The Company would recognize impairment of securities due to changing interest rates or market dislocations only if the Company intended to sell the securities prior to recovery.  When a security is deemed to be impaired, a charge is recorded equal to the difference between the fair value and amortized cost basis of the security.  In compliance with GAAP guidance the estimated credit versus the non-credit components are bifurcated, and the non-credit component is reclassified as unrealized losses in other comprehensive income.  Once an impairment charge has been recorded, the fair value of the impaired investment becomes its new cost basis and the Company continues to review the other-than-temporarily impaired security for appropriate valuation on an ongoing basis.  However, the new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Universal life and annuity contract charges	$148,388	149,328	132,133
Traditional life and annuity premiums	19,078	18,616	18,078
Net investment income (excluding derivatives)	434,533	432,901	424,369
Other revenues	23,716	23,470	25,439

Operating revenues	625,715	624,315	600,019
Derivative gain (loss)	225,899	27,147	(33,335)
Net realized investment gains (losses)	8,653	13,200	6,063

Total revenues	$860,267	664,662	572,747

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges decreased slightly in 2013 compared to 2012 primarily due to lower surrender charge revenue from terminated policies. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2013	2012	2011
	(In thousands)

Cost of insurance and administrative charges	$127,932	127,859	117,179
Surrender charges	37,038	39,156	31,368
Other charges	(830)	(757)	1,676
Gross contract revenues	164,140	166,258	150,223

Reinsurance premiums	(15,752)	(16,930)	(18,090)

Net contract charges	$148,388	149,328	132,133

Cost of insurance charges were $99.3 million in 2013 compared to $95.3 million in 2012 and $90.3 million in 2011. Cost of insurance charges typically trend with the size of the life insurance block in force. The increasing revenue from cost of insurance charges corresponds with the growth in life insurance in force.  At December 31, 2013, the volume of life insurance in force increased to $22.4 billion from $21.6 billion as of the end of 2012. Administrative charges were $28.6 million, $32.6 million and $26.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, and correlate with new life insurance business sales both in number of policies placed as well as the volume of insurance issued. During 2013, due to the substantial increase in the Company's single premium life insurance sales, the Company began deferring the premium load associated with this product causing a decrease in administrative charge revenue compared to 2012. This reduction was largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserves. Surrender charges assessed against policyholder account balances upon withdrawal were $37.0 million in 2013 compared to $39.2 million in 2012 and $31.4 million in 2011. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders.

Traditional life and annuity premiums - Traditional life and annuity premiums increased 2.5% in 2013 compared to 2012.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. However, the global financial crisis generated renewed interest in the Company's term life insurance products particularly with residents outside of the United States leading to modest increases.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Gross investment income:
Debt securities	$410,790	408,204	$400,431
Mortgage loans	9,256	11,879	12,123
Policy loans	4,503	5,079	5,143
Short-term investments	252	936	273
Other invested assets	10,759	7,965	7,438

Total investment income	435,560	434,063	425,408
Less: investment expenses	1,027	1,162	1,039

Net investment income (excluding derivatives)	434,533	432,901	424,369

Derivative gain (loss)	225,899	27,147	(33,335)

Net investment income	$660,432	460,048	391,034

Debt securities generated approximately 94% of total investment income, excluding derivative gains and losses, in 2013, consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. In the wake of two record years in annuity sales in 2010 and 2011, and the substantial increases in single premium life insurance sales the past two years, the Company has experienced incremental cash flow for investing in debt securities which caused the portfolio to grow from $8.2 billion at December 31, 2011 to $8.8 billion at December 31, 2012 and to $9.2 billion at December 31, 2013. Despite the growth in the debt security portfolio, lower interest rate levels have persisted in accordance with Federal Reserve monetary policy which has depressed long-term U.S. Treasury rates. When combined with historically tight spreads of corporate securities over U.S. Treasury rate levels, this has resulted in lower yields on new investment purchases. The yield on debt security purchases to fund insurance operations rebounded somewhat to 3.53% in 2013 from 3.37% in 2012 but was still below the 4.18% yield attained in 2011. Also impacting bond portfolio returns has been the volume of higher yielding debt securities maturing or being called by borrowers with the proceeds being placed into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. Policy loan and other invested asset balances outstanding have remained relatively stable declining modestly over the past few years. The increase in investment income for other invested assets during 2013 reflects a real estate profits participation loan held in a subsidiary company which paid off netting the Company $2.3 million.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$434,533	432,901	424,369
Average invested assets, at amortized cost	$9,513,381	8,702,615	7,959,868
Yield on average invested assets	4.57%	4.97%	5.33%

Including derivatives:
Net investment income	$660,432	460,048	391,034
Average invested assets, at amortized cost	$9,514,033	8,733,409	8,032,099
Yield on average invested assets	6.94%	5.27%	4.87%

The decline in average invested asset yield, excluding derivatives, from 2011 to 2012 and to 2013 is due to the Company obtaining progressively lower yields on newly invested cash inflows.  As described above, the Company invests substantially most of its net cash flows in debt securities whose new money yields, as noted previously, have decreased during this period to levels below the weighted average portfolio yield. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options have oscillated over the past few years with gains in 2013 and 2012 and losses in 2011 due to intermittent increases and decreases in the S&P 500 Index® during this period, the primary index the Company's fixed-index products employ. Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $23.3 million, $22.8 million and $21.8 million in 2013, 2012 and 2011, respectively. Other revenues in 2011 also includes $2.9 million received as a net settlement of a lawsuit in which the Company was the plaintiff.

Derivative gain (loss) - Index options are derivative financial instruments used to hedge the equity return component of the Company’s fixed-index products.  Derivative gain or loss includes the amounts realized from the sale or expiration of the options. Since the index options do not meet the requirements for hedge accounting under GAAP, they are marked to fair value on each reporting date and the resulting unrealized gain or loss is also reflected as a component of net investment income.

Gains and losses from index options are due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. In 2013 and 2012, the reference indices increased and the Company recorded an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded. In 2011, the opposite situation occurred as unrealized losses on unexpired options exceeded the realized gains on expiring options.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Derivatives:
Unrealized gain (loss)	$106,514	36,639	(61,284)
Realized gain (loss)	119,385	(9,492)	27,949

Total gain (loss) included in net investment income	$225,899	27,147	(33,335)

Total contract interest	$454,594	262,339	232,788

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. Rather, the Company's financial result for these options is dependent upon the purchase cost of the option remaining within the financial budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt securities. The net investment gains reported in 2013 consisted of gross gains of $9.0 million, primarily from calls of debt securities, offset by gross losses of $0.4 million, which include other-than-temporary impairment losses described below.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company’s consolidated statement of earnings while non-credit (liquidity) impairment losses are included in other comprehensive income (loss).  Impairment and valuation write-downs reflected in the consolidated statements of earnings are summarized in the following table.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$242	1,243	125
Equities	63	97	14
Mortgage loans	—	637	609
Real estate	—	214	(366)

Total	$305	2,191	382

Debt security impairments in 2013, 2012 and 2011 primarily pertain to write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the financial statements.

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $45,000.

The mortgage loan valuation write-down in 2012 of $637,000 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years. It is not identified with a specific underlying asset. The mortgage loan valuation write-downs in 2011 principally involved a New Orleans, Louisiana property whose value was negatively impacted by Hurricane Katrina. The write-downs reflect an adjustment to a newly provided appraisal of the property. The property was subsequently acquired through foreclosure then sold during 2012 for a net gain on the sale of $2.7 million.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Life and other policy benefits	$60,050	51,842	46,494
Amortization of deferred policy acquisition costs	108,233	121,922	133,088
Universal life and annuity contract interest	454,594	262,339	232,788
Other operating expenses	95,693	87,978	77,541

Totals	$718,570	524,081	489,911

Life and other policy benefits - Life and other policy benefits include death claims of $36.9 million, $31.8 million and $29.8 million for 2013, 2012 and 2011, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master data base for deceased individuals matching with insureds under in force policies of the Company. The Company identified death claims of $2.5 million in 2012 through this initiative for deaths incurred over the past decade and prior in some cases. Going forward, new state regulations require the Company to continue this program as frequently as quarterly in order to identify unreported death claims. Given the efforts undertaken in 2012 the amounts uncovered will be lesser in scope as search results will be more current.

The Company implemented new actuarial reserving systems beginning with specific blocks of business in 2009 and completed the final blocks of business in the fourth quarter of 2011. These new reserving systems enhance the Company's ability to provide estimates used in establishing future policy liabilities, monitor deferred acquisition costs and deferred sales inducement assets, and support other actuarial processes within the Company. The vendor system provides actuarial formula calculations producing refined estimates of reserves in accordance with GAAP while the previous reserving system produced estimated liabilities on state regulated actuarial formulas which were supplemented with adjustments in order to produce GAAP reserve estimates. The Company elected to purchase and install the new reserving system as growth in its lines of businesses created a need for more refined and controlled actuarial reserve computations and analysis in accordance with GAAP. During the conversion process, current reserving assumptions were reviewed and updated as appropriate with adjustments periodically recorded in the financial statements during this time frame.

During 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contract surrenders and partial withdrawals transacted over a number of years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business.  The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses.  Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold.  This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profit patterns is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance the Company must also write off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2013, 2012 and 2011.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2013	2012	2011
	(In thousands)

Unlocking	$—	—	(7,945)
True-up	15,842	12,820	(7,802)

Totals	$15,842	12,820	(15,747)

As noted previously in the discussion of the Company's net investment income, investment yields have been declining precipitously the past several years in tandem with intervention by the Federal Reserve and its policies to aid the economy in recovering from the financial crisis of 2008-2009. These policies have depressed interest rate levels to historical lows. In the fourth quarter of 2011, the Federal Reserve announced it's intention to maintain interest rates at current levels for at least the next couple of years in order to promote further economic recovery. As a result of this announced intention, the Company reevaluated its assumptions in 2011 concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.  The unlocking adjustment increased DPAC amortization expense by $7.9 million and reduced DPAC asset balances for deferred annuities and universal life by a like amount. No unlocking adjustments were made by the Company in 2013 or 2012.

While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

True-up adjustments are recorded quarterly and the adjustments in 2013, 2012 and 2011 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. the true-up adjustments for the life insurance lines of business were positive (decrease to amortization expenses) in 2013 and 2012, whereas the true-up adjustments for the annuity line of business were negative in these same periods incrementally adding to amortization expense. The true-up adjustments by line of business were as shown in the following table.

	Years Ended December 31,
True-up Adjustments	2013	2012	2011
	(In thousands)

Annuities	$(3,553)	(5,886)	(6,842)
International life	11,306	12,696	(582)
Domestic life	8,089	6,010	(378)

Totals	$15,842	12,820	(7,802)

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.63%	2.88%	3.08%	4.73%	2.87%	3.99%
Interest sensitive life	3.88%	4.06%	4.14%	8.40%	5.48%	5.04%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains in 2013 and 2012 of $225.9 million and $27.1 million and net realized and unrealized losses of $33.3 million in 2011.

Similar to deferred policy acquisition costs the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. In the years ended December 31, 2013, 2012, and 2011 the Company recorded true-ups adjustments of its deferred sales inducement balances resulting in additional contract interest expense of $0.8 million, $5.5 million, and $0.9 million, respectively. For the year ended December 31, 2011, the Company also recorded an unlocking adjustment related to its deferred sales inducement balance increasing contract expense an additional $1.2 million.

In the fourth quarter of 2011, the Company evaluated its excess benefit reserve calculations for a closed block of two-tier annuity contracts using the computational tools available with the upgraded reserving system discussed previously. Changes in estimates for the block of business were implemented extending the benefit period and changing annuitization assumptions. As a result of these estimate changes, the Company recorded an additional contract reserve liability of $19.2 million which is included in contract interest for the year ended December 31, 2011.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

General insurance expense	$29,916	24,028	21,282
Nursing home expenses	21,230	21,620	21,046
Compensation expense	28,202	23,120	19,285
Commission expense	9,478	11,607	11,279
Taxes, licenses and fees	6,867	7,603	4,649

Totals	$95,693	87,978	77,541

General insurance expenses include amounts provided for various legal matters and outstanding litigation. As more fully described in Item 3. Legal Proceedings of this report, the Company entered into a settlement agreement pertaining to a class action lawsuit which was approved by the U.S. District Court in February 2014. Included in general insurance expense for 2013 is an accrual of $6.5 million related to this settlement.

General insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $2.5 million, $3.5 million, and $3.3 million in 2013, 2012, and 2011, respectively. During 2013, some components became fully amortized and one component was written off, increasing other operating expense by $1.0 million. The increasing trend in amortization expense for 2012 and 2011 is attributable to additional functionality being placed into operation during the period.

Nursing home expenses include the Company's two facilities in Reno, Nevada and San Marcos, Texas. These two entities have operationally functioned at consistent levels of residents over the past several years.

Compensation expense includes share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the three years shown, share based compensation expense totaled $5.7 million in 2013, $1.1 million in 2012 and $(2.6) million in 2011. The negative expense in 2011 reflects the market price decline in the Company’s Class A common stock as of the reporting date while the expense increases in 2012 and 2013 reflect an escalation in the Company's Class A common share price from $136.16 at December 31, 2011 to $157.74 at December 31, 2012 and to $223.55 at December 31, 2013.

At year-end 2012, the Company was informed by the California Life and Health Guaranty Fund Association that it would be assessing the Company approximately $1.8 million for its pro rata share as part of the finalization of the Executive Life Insurance Company insolvency of twenty years ago. The entire amount was accrued at December 31, 2012 and included in taxes, licenses and fees expense. The assessment was paid in the first half of 2013.

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2013, 2012 and 2011 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2013	$2,094	35,718	37,725	15,085	90,622
2012	1,255	35,556	33,206	13,961	83,978
2011	460	17,674	20,253	13,299	51,686

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$29,567	31,143	30,387
Net investment income	33,818	21,194	16,980
Other revenues	29	62	69

Total premiums and other revenue	63,414	52,399	47,436

Benefits and expenses:
Life and other policy benefits	11,660	10,633	11,636
Amortization of deferred policy acquisition costs	6,738	7,461	11,467
Universal life insurance contract interest	26,427	17,507	9,760
Other operating expenses	15,515	14,895	13,890

Total benefits and expenses	60,340	50,496	46,753

Segment earnings (loss) before Federal income taxes	3,074	1,903	683

Federal income taxes (benefit)	980	648	223

Segment earnings (loss)	$2,094	1,255	460

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Universal life insurance revenues	$31,192	32,655	29,607
Traditional life insurance premiums	4,386	4,640	5,509
Reinsurance premiums	(6,011)	(6,152)	(4,729)

Totals	$29,567	31,143	30,387

The Company’s domestic life insurance in force policy count has been declining several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a five-to-one rate over the three years shown causing a declining level of insurance in force from which contract revenue is received. This ratio improved somewhat during 2012 to a three-to-one relationship and in 2013 to a two-to-one ratio. Nonetheless, the number of domestic life insurance policies has declined from 62,900 at December 31, 2011 to 60,000 at December 31, 2012 and to 57,700 at December 31, 2013. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2013 was 48% higher than in 2012 and the volume of insurance issued was 67% greater than that in 2012. As noted in the discussion of Consolidated Operations results, in 2013 the Company began deferring the premium load on its most popular product, single pay life insurance. This served to contain the level of universal life insurance revenues in comparison to prior year levels.

During the latter part of 2008, the Company’s internal checking and monitoring procedures detected potential instances of rebating in certain geographic markets and instituted commission caps and other preventive procedures to discourage this practice. Although not illegal in these markets, the practice of rebating is particularly prone to large face amount policies not renewing premium payments beyond the initial year of the policy. The level of life insurance volume subsequently lapsed at a rate in excess of 11.2% during 2010. However, this rate has subsequently declined to 6.6% in 2012 and further to 5.8% in 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Universal life insurance:
First year and single premiums	$129,518	76,545	27,571
Renewal premiums	19,849	18,428	19,643

Totals	$149,367	94,973	47,214

During the past couple of years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued increasing 76%, 56%, and 48% in 2011, 2012, and 2013, respectively, reversing a multi-year trend of declining activity. Sales the past several years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products target wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products.

Net investment income for this segment of business has been gradually increasing as well due to the increased new business activity described above and a higher level of investments needed to support this growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields attained from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed -index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$24,253	20,205	17,126
Derivative gain (loss)	9,565	989	(146)

Net investment income	$33,818	21,194	16,980

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2013 was consistent when compared to historical trends, although the Social Security Administration master database project mentioned in the Consolidated Operations section of this report has resulted in incremental claim activity. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(1,542)
True-up	8,089	6,010	(378)

Totals	$8,089	6,010	(1,920)

The true-up adjustments recorded in 2013 and 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for each year. The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$117,668	114,605	98,021
Net investment income	63,504	43,469	36,806
Other revenues	299	485	354

Total premiums and other revenue	181,471	158,559	135,181

Benefits and expenses:
Life and other policy benefits	25,706	20,877	20,709
Amortization of deferred policy acquisition costs	18,946	18,103	29,415
Universal life insurance contract interest	58,757	39,639	36,674
Other operating expenses	25,624	26,007	22,131

Total benefits and expenses	129,033	104,626	108,929

Segment earnings before Federal income taxes	52,438	53,933	26,252

Federal income taxes	16,720	18,377	8,578

Segment earnings	$35,718	35,556	17,674

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Universal life insurance revenues	$112,874	111,407	98,813
Traditional life insurance premiums	14,692	17,119	15,132
Reinsurance premiums	(9,898)	(13,921)	(15,924)

Totals	$117,668	114,605	98,021

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has grown from $18.6 billion at December 31, 2011 to $19.2 billion at December 31, 2012 and to $19.6 billion at December 31, 2013 promoting an increasing trend in revenues. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2013, the number of international life policies issued declined approximately 5% from the prior year while the volume of insurance issued was roughly 4% less than that in 2012.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 although the termination activity in 2012 and 2013 picked up somewhat over the pace incurred in 2011. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2013	$1,838.5	8.6%
Year Ended December 31, 2012	1,828.4	8.7%
Year Ended December 31, 2011	1,465.1	7.3%
Year Ended December 31, 2010	1,721.8	9.0%
Year Ended December 31, 2009	2,423.2	13.0%

As described previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Universal life insurance
First year and single premiums	$28,328	32,293	38,240
Renewal premiums	118,661	120,876	117,391

Totals	$146,989	153,169	155,631
The Company’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of $93.4 million, $97.8 million and $98.1 million for the years ended 2013, 2012 and 2011, respectively.

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

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$34,181	39,074	39,528
Derivative gain (loss)	29,323	4,395	(2,722)

Net investment income	$63,504	43,469	36,806

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and separately reserved for. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2013, the average face amount of insurance purchased was approximately $384,000, reflecting a slight increase over the previous year. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. During 2013, the Company incurred a higher than normal volume of international life claims which increased the related benefit expense during this period. The Company's maximum risk exposure per insured life is capped at $500,000.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(1,926)
True-up	11,306	12,696	(582)

Totals	$11,306	12,696	(2,508)

Similar to domestic life results, the true-up adjustments recorded in 2013 and 2012 increased the DPAC balance which conversely reduced amortization expense by a like amount for the year. The unlocking adjustment in 2011 came about as the Company reevaluated it assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability.

As indicated in the discussion concerning net investment income, contract interest expense includes fluctuations that are the result of the performance of underlying equity indices associated with fixed-index universal life products.  The derivative gain (loss) realized on purchased call options is included in the amounts the Company credits to policyholders. For more details about the Company’s use of index options to hedge the performance of equity indices refer to the derivative gain (loss) discussion in the Consolidated Operations section of this Item 7.

Annuity Operations

The Company's annuity operations are almost exclusively in the United States.  Although some of the Company's investment contracts are available to international residents, current sales are small relative to total annuity sales.  A comparative analysis of results of operations for the Company's annuity segment is detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$20,231	22,196	21,803
Net investment income	543,077	375,431	318,294
Other revenues	45	80	3,170

Total premiums and other revenue	563,353	397,707	343,267

Benefits and expenses:
Life and other policy benefits	22,684	20,332	14,149
Amortization of deferred policy acquisition costs	82,549	96,358	92,206
Annuity contract interest	369,410	205,193	186,354
Other operating expenses	33,325	25,456	20,474

Total benefits and expenses	507,968	347,339	313,183

Segment earnings before Federal income taxes	55,385	50,368	30,084

Federal income taxes	17,660	17,162	9,831

Segment earnings	$37,725	33,206	20,253

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2013 was 6.5%, a slight increase from a rate of 6.1% in 2012 and 5.9% in 2011.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Fixed-indexed annuities	$717,630	680,210	902,613
Other deferred annuities	78,579	145,785	458,692
Immediate annuities	17,671	38,722	29,685

Totals	$813,880	864,717	1,390,990

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 88%, 79% and 65% for the years ended December 31, 2013, 2012 and 2011, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $26.2 million, $31.8 million and $46.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net investment income (excluding derivatives)	$356,067	353,667	348,761
Derivative gain (loss)	187,010	21,763	(30,467)

Net investment income	$543,077	375,430	318,294

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

Life and policy benefits primarily consists of death claim benefits paid on annuity policies. In 2013, this amount also includes a $4.0 million liability increase pertaining to the market value adjustment on surrenders and partial withdrawals on certain annuity policy that were transacted over a period of years.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(4,477)
True-up	(3,553)	(5,886)	(6,842)

Totals	$(3,553)	(5,886)	(11,319)

As the true-up adjustments in each period decreased DPAC balances a corresponding increase in DPAC amortization expense was recorded. The true-up adjustments in 2013, 2012 and 2011 relate to changes in policy lapse or termination rates, expense levels and credit rates compared to anticipated experience. In addition to the true-up adjustments shown above, the Company decreased its DPAC balances (increased amortization expense) an additional $4.0 million during 2011 for adjustments determined in conjunction with the implementation of the new actuarial software platform which allowed the Company to perform an analysis of DPAC balances in finer detail.

The unlocking adjustment in 2011 came about as the Company re-evaluated its assumptions concerning future investment portfolio yield rates and concluded that an unlocking of assumptions was required to incorporate the anticipated lowering of investment yields and its impact upon future investment spreads and profitability. Unlocking was not done during the years ended December 31, 2013 and 2012.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Fixed-indexed annuities	$259,981	107,046	78,831
All other annuities	110,342	102,757	124,523

Gross contract interest	370,323	209,803	203,354
Bonus interest deferred and capitalized	(26,159)	(31,758)	(46,708)
Bonus interest amortization	25,246	27,150	29,708

Total contract interest	$369,410	205,195	186,354

The fluctuation in reported contract interest amounts for fixed-indexed annuities is driven by sales levels, the level of the business in force and the positive or negative performance of equity markets on option values. The derivative gain (loss) information included in the net investment income discussion above is largely reflected in the amounts shown for contract interest for fixed-indexed annuities.Additionally, during 2011, the Company added $19.2 million of reserves to a closed block of annuity business with higher minimum guaranteed interest rates as a result of extending the assumed benefit period beyond that previously used. This amount is included in the all other annuities contract interest for 2011.

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the years ended December 31, 2013, 2012, and 2011 deferred sales inducement balances were reduced by $0.8 million, $5.5 million, and $0.9 million, respectively, with a corresponding increase to bonus interest amortization. For the year ended December 31, 2012, deferred sales inducement balances were reduced by $5.5 million in true-up adjustments. For the year ended December 31, 2011, deferred sales inducement balances were further reduced by $1.2 million for unlocking and by $1.6 million pertaining to the Company's implementation of new actuarial system technology. These adjustments, also reflected above as additional bonus interest amortization, were incremental to true-up adjustment recognized during the period.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. Accordingly, the $6.5 million addition to the liability for legal matters during 2013 discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $2.1 million, $1.2 million and $0.8 million of operating earnings in 2013, 2012, and 2011, respectively.   The lower level of earnings in 2011 reflects reductions in Medicare and Medicaid reimbursement rates as state governmental entities addressed their budget deficit conditions. The remaining earnings in Other Operations of $13.0 million, $12.8 million, and $12.5 million for the years ended December 31, 2013, 2012, 2011, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $5.4 million, $4.9 million, and $4.5 million in 2013, 2012, and 2011, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2013 and 2012.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans, and purchases index call options to support its fixed-index policyholder contract obligations.

	December 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,146,986	95.7	$8,775,854	96.5
Mortgage loans	132,765	1.4	142,170	1.6
Policy loans	65,969	0.7	71,549	0.8
Derivatives, index options	169,314	1.8	57,890	0.6
Real estate	18,191	0.2	18,800	0.2
Equity securities	14,878	0.1	12,267	0.1
Other	12,800	0.1	22,639	0.2

Totals	$9,560,903	100.0	$9,101,169	100.0

The Company’s investment portfolio increased 5% to $9.6 billion at December 31, 2013 compared to $9.1 billion at December 31, 2012 due to positive cash flows from operating and financing activities.  The primary driver of the increase was a strong single premium life insurance and annuity sales year. Although annuity production was intentionally managed to a constant level, approximately $0.8 billion in annuity deposits were again collected in 2013.  Somewhat mitigating the increase in the portfolio balance was the unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value, as it decreased from $257.5 million at December 31, 2012 to $116.3 million at December 31, 2013 due to the increase in interest rates during 2013 (which serves to decrease market values).

Derivatives, index options, are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the balance sheet at fair value in accordance with GAAP. As previously discussed in the Results of Operations section of this Item 7, the unrealized gain position of options held at December 31, 2013 of $106.5 million was approximately $69.9 million larger than the unrealized gain position at December 31, 2012 of $36.6 million as a result of rising equity markets during 2013.

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

	December 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,752,432	62.8	$5,264,884	60.0
Mortgage-backed securities	1,770,726	19.4	1,957,380	22.3
Public utilities	1,111,729	12.2	1,062,666	12.1
States & political subdivisions	423,770	4.6	391,633	4.5
U.S. agencies	23,088	0.3	23,114	0.3
Asset-backed securities	43,556	0.5	48,216	0.5
Foreign governments	19,772	0.2	26,054	0.3
U.S. Treasury	1,913	—	1,907	—

Totals	$9,146,986	100.0	$8,775,854	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows.  With the advent of the Federal Reserve's low interest rate environment, the percentage of mortgage-backed securities in the Company's investment portfolio has declined over the past few years reflecting increased prepayment activity. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these states.

Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2013	2012
	(Dollars in thousands)

Cost of acquisitions	$1,691,809	$1,419,730
Average S&P quality	A	A-
Effective annual yield	3.53%	3.37%
Spread to treasuries	1.21%	1.59%
Effective duration	8.5 years	8.2 years

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

	December 31, 2013		December 31, 2012
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$110,688	1.2	$111,859	1.3
AA	2,608,156	28.5	2,646,017	30.2
A	2,848,866	31.1	2,529,537	28.8
BBB	3,400,650	37.2	3,322,674	37.8
BB and other below investment grade	178,626	2.0	165,767	1.9

Totals	$9,146,986	100.0	$8,775,854	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2013	$173,974	178,628	183,874	1.9%

December 31, 2012	$161,550	165,767	168,671	1.8%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2013 was relatively consistent with that of year-end 2012 although the dollar amount increased due to certain issues held being downgraded to below-investment grade levels during the year.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2013 are summarized below, including 2013 and 2012 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2013	Carrying Value 2013	Fair Value 2013	Fair Value 2012
	(In thousands)

Retail	$17,964	18,188	18,188	23,770
Telecommunications	8,428	11,816	11,889	8,538
Asset-backed securities	6,909	6,909	8,863	9,989
Mortgage-backed	11,978	12,201	12,402	7,775
Transportation	—	171	171	320
Manufacturing	50,828	52,529	55,535	56,325
Banking/finance	33,503	33,724	32,312	31,324
Other	44,364	43,090	44,514	30,630

Totals	$173,974	178,628	183,874	168,671

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

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following table shows bond holdings at December 31, 2013 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale:

Company	S&P Rating	Book Value 2013	Fair Value 2013	Country Domiciled
	(In thousands)

Covidien	A	$24,183	24,525	Ireland
CRH	BBB+	3,999	4,396	Ireland
Telefonica	BBB	11,763	13,227	Spain

Totals		$39,945	42,148

Securities Held to Maturity:

		Book Value	Fair Value	Country
Company	S&P Rating	2013	2013	Domiciled
	(In thousands)

Covidien	A	$4,989	4,625	Ireland
EDP	BB+	17,230	18,379	Portugal
Enel	BBB	19,926	22,091	Italy
Finmeccanica	BB+	15,021	15,555	Italy
Iberdrola Finance	BBB	2,912	3,228	Spain
Kerry Group	BBB+	21,951	19,920	Ireland
Telecom Italia	BBB-	2,998	3,071	Italy
Telefonica	BBB	8,122	8,921	Spain
Perrigo	BBB	7,992	7,849	Ireland

Totals		$101,141	103,639

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

During the year ended December 31, 2013, the Company recorded other-than-temporary impairment ("OTTI") credit related write-downs on debt securities totaling $0.2 million and a separate $0.1 million on equity securities. The debt security impairments all pertained to asset-backed securities whose fair value and present value of future cash flows fell below the amortized cost of the security. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company recognized a total of $6.4 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $3.9 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2013, approximately 28.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2013
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$6,656,144	6,510,320	145,824
Securities available for sale:
Debt securities	2,636,666	2,524,118	112,548
Equity securities	14,878	11,146	3,732

Totals	$9,307,688	9,045,584	262,104

Asset-Backed Securities

The Company holds approximately $43.6 million in asset-backed securities as of December 31, 2013.  This portfolio includes $11.1 million of manufactured housing bonds and $32.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $3.5 million.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower.  The Company’s exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as Alt-A or subprime in the Company’s portfolio as of December 31, 2013 were underwritten prior to 2005 as noted in the table below.

	December 31, 2013		December 31, 2012
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$4,033	4,161	5,310	5,014
2003	3,930	5,424	3,927	4,960
2004	24,533	27,617	23,067	26,225

Subtotal subprime	$32,496	37,202	32,304	36,199

Alt A:
2004	$3,535	3,535	3,839	3,839

As of December 31, 2013, 2 of the subprime securities were rated AA, 4 were rated BBB, 2 were rated B, and 2 were rated CC.

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

The Company requires a minimum specified yield on mortgage loan investments.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  Mortgage loans originated by the Company totaled $34.1 million and $21.5 million for the years 2013 and 2012, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the year ended December 31, 2012, one property was acquired through mortgage loan foreclosure while for the years ended December 31, 2013 and 2011, no real estate properties were acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans totaling $132.8 million and $142.2 million at December 31, 2013 and 2012, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$79,702	59.7	$78,010	54.6
New England	17,400	13.0	21,160	14.8
Mountain	3,239	2.4	2,180	1.5
Pacific	10,364	7.8	18,178	12.7
East South Central	10,098	7.6	10,261	7.2
East North Central	10,607	8.0	10,367	7.3
Middle Atlantic	2,005	1.5	2,103	1.5
South Atlantic	—	—	561	0.4
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$103,487	77.6	$98,180	68.7
Hotel/Motel	3,742	2.8	4,139	2.9
Land/Lots	3,155	2.4	12,618	8.8
Apartments	15,275	11.4	16,919	11.9
Office	1,313	1.0	4,354	3.1
All other	6,443	4.8	6,610	4.6
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$57,445	43.0	$58,754	41.1
50% to 60%	23,339	17.5	27,832	19.5
60% to 70%	20,120	15.1	23,518	16.5
70% to 80%	9,723	7.3	9,431	6.6
80% to 90%	—	—	—	—
Greater than 90%	22,788	17.1	23,285	16.3
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

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

The Company recognized valuation losses of $0 million, $0.65 million and $0.61 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. The valuation write-downs in 2011 pertained to specifically impaired loans. The specific principle balances requiring a valuation allowance were $0.0 million, $0.0 million and $7.0 million in 2013, 2012, and 2011, respectively.  The amount of interest recorded while these loans were impaired was $0 million, $0 million and $0.3 million in 2013, 2012, and 2011, respectively.  The impairments in 2011 were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)

Balance, beginning of period	$650	4,571
Provision	—	650
Releases	—	(4,571)

Balance, end of period	$650	650

The mortgage loan allowance released during 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was foreclosed and the Company incurred a write-down of $0.6 million and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold for a net gain of $2.7 million.

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2013 and 2012. There was no interest income not recognized in 2013, 2012 and 2011.

The contractual maturities of mortgage loan principal balances at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$10,491	7.8	$23,869	16.6
Due after one year through five years	51,304	38.3	44,973	31.3
Due after five years through ten years	51,839	38.7	44,993	31.4
Due after ten years through fifteen years	—	—	8,862	6.2
Due after fifteen years	20,300	15.2	20,759	14.5

Totals	$133,934	100.0	$143,456	100.0

The Company's real estate investments total approximately $18.2 million at December 31, 2013 and $18.8 million at December 31, 2012, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains and losses of $0.3 million, $2.6 million and $(0.1) million associated with these properties in the years ended December 31, 2013, 2012 and 2011, respectively.

Derivatives, Index Options

The Company offers fixed-index universal life and annuity products that guarantee the return of principal to policyholders and, at the policyholder’s election, credit interest based on a percentage gain in a specified market index, typically the S&P 500 Index® (policyholders may alternatively elect a fixed interest rate). Premiums and deposits received on these products are predominantly invested in investment grade fixed income securities with a portion used to purchase derivatives consisting of call options on the applicable market index to fund the index credits due to fixed-index policyholders. The call options purchased are one-year over-the-counter option contracts coinciding with the initial issuance of the policy and annual renewal periods in order to match the Company’s funding requirements for the underlying policies. On the respective anniversary dates of the index policies, the index used to compute the annual index credit is reset and a new one-year call option is purchased to fund the next annual index credit.

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

The Company’s design of its fixed-index products incorporates a budget for the purchase of over-the-counter call options to fund the index credits due to policyholders. Management monitors current prices of these call options and manages the cost of purchases through the terms of the policy contracts. These terms permit the Company to change caps, participation rates, and asset fees, subject to guaranteed minimums, thus managing the cost of the call options quoted by counterparties. In addition, the Company's product terms allow for the Company to withdraw from offering a particular index option at any time effective on the next policy anniversary date.

The fair value of derivative instruments presented in the Company’s consolidated financial statements totaling $169.3 million at December 31, 2013 and $57.9 million at December 31, 2012 pertain to notional policyholder account values of $2.6 billion and $2.0 billion at December 31, 2013 and 2012, respectively, electing interest credits based upon applicable market index performance.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2013	2012
	(In thousands except percentages)

Debt securities - fair value	$9,292,810	9,317,361
Debt securities - amortized cost	$9,034,438	8,521,172

Fair value as a percentage of amortized cost	102.86%	109.34%
Unrealized gains at year-end	$258,372	796,189
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	1.27%	(0.12)%

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2013	2012	Balance
	(In thousands)

Debt securities held to maturity	$145,824	541,507	(395,683)
Debt securities available for sale	112,548	254,682	(142,134)

Totals	$258,372	796,189	(537,817)

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's consolidated financial statements at December 31, 2013 and 2012, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2013, market interest rates of the ten-year U.S. Treasury bond increased roughly 127 basis points from year end 2012. Therefore, the decrease in unrealized gains of $537.8 million was the result of the increase in interest rates.   The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The following table profiles the Company’s insurance liabilities at December 31, 2013 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2013
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,663,460	23.3
With surrender charge of 5% or more	4,662,884	65.2
With surrender charge of 5% or less	386,785	5.4
Not subject to discretionary withdrawal	434,997	6.1

Total	$7,148,126	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$9,808,273	9,307,688	8,815,991	8,350,806	7,917,113
Mortgage loans	144,422	138,159	132,453	126,995	122,003
Other loans	3,195	3,143	3,093	3,044	2,996
Derivatives	168,208	169,314	173,284	177,090	181,280

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2013. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2013.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$1,336	2,349	3,745	4,443

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2013, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard & Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty (the higher the credit rating of the counterparty the higher the threshold of exposure before collateral is to be provided). At the highest credit rating level the maximum counterparty net exposure not subject to collateral support is $20 million. This net exposure level declines as the counterparty credit rating declines and ultimately is $0 at a rating of “BBB+”. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as per the credit support agreements.

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2013 and 2012.

		December 31, 2013
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$37,135	37,342	—
Wells Fargo	Aa3/AA-	20,580	12,389	8,191
Bank of America	A2/A	33,159	28,548	4,611
Barclays Bank	A2/A	33,140	23,195	9,945
BNP Paribas	A2/A+	20,075	20,522	—
JPMorgan Chase	Aa3/A+	11,809	6,641	5,168
Royal Bank of Canada	Aa3/AA-	13,416	12,811	605

		$169,314	141,448	28,520

		December 31, 2012
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A+	$12,879	11,733	1,146
Wells Fargo	Aa3/AA-	8,150	162	7,988
Bank of America	A3/A	15,100	9,990	5,110
Barclays Bank	A2/A+	9,644	—	9,644
BNP Paribas	A2/A+	7,636	5,379	2,257
JPMorgan Chase	Aa3/A+	4,481	1	4,480

		$57,890	27,265	30,625

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2013.

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

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$434,997	6.1%	$461,182	6.7%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,663,460	23.3%	1,802,791	26.5%
At contract value less current surrender charge of 5% or more	4,662,884	65.2%	4,218,807	61.7%

Subtotal	6,761,341	94.6%	6,482,780	94.9%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	386,785	5.4%	349,893	5.1%

Total annuity reserves and deposit liabilities	$7,148,126	100.0%	$6,832,673	100.0%

The actual amounts paid by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2013	2012	2011
	(In thousands)

Product Line:
Traditional Life	$4,862	4,913	3,574
Universal Life	56,663	50,905	41,902
Annuities	471,588	458,249	468,032

Total	$533,113	514,067	513,508

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added approximately $3.1 billion in deposits over the past three years. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs.  Cash flows from operating activities were $253.6 million, $290.3 million, and $244.8 million in 2013, 2012, and 2011, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $1.5 billion, $1.8 billion, and $0.8 billion in 2013, 2012, and 2011, respectively. Cash flows from security maturities, redemptions, and prepayments were amplified over the last three years due to the decline in interest rates.  These cash flow items could be reduced if interest rates rise in 2014.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $106.6 million, $144.2 million, and $662.9 million in 2013, 2012, and 2011, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2013, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain high financial strength ratings and the ability to take competitive advantages as they arise.  The capacity to pay dividends is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2013, the maximum amount legally available for distribution without further regulatory approval is $112.3 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$9,500	9,500	—	—	—
Operating lease obligations (1)	480	96	192	192	—
Life claims payable (2)	56,922	56,922	—	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	10,506,689	936,736	1,821,225	1,709,117	6,039,611

Total	$10,573,591	$1,003,254	$1,821,417	$1,709,309	$6,039,611

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

ACCOUNTING STANDARDS AND CHANGES IN ACCOUNTING

Recently Issued Accounting Standards

During February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income. The new guidance requires disclosure on the statement of income amounts reclassified. As the Company already reports reclassifications on its Consolidated Statements of Earnings and Consolidated Statements of Comprehensive Income (Loss), the new guidance did not have a significant impact on the Company's consolidated financial statements.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specified the acquisition costs which are capitalizable and those which must be expensed.  The effective date was for interim and annual periods ending after December 15, 2011.  The adoption of this guidance for the Company was effective January 1, 2012. See Note 1, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements for additional disclosures.

During January 2011, the FASB issued new guidance which defers the effective date of disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20.  The effective date is for interim and annual periods ending after June 15, 2011.  The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Attachment A, Index to Financial Statements and Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with auditors that are reportable pursuant to Item 304 of Regulation S-K.

On January 10, 2014, management of the Company notified KPMG LLP (“KPMG”) that the Company would not be renewing the engagement of KPMG as independent accountants beginning with the audit of its consolidated financial statements for the year ending December 31, 2014. KPMG’s dismissal will be effective with the Company’s filing of this Form 10-K for the year ended December 31, 2013 and issuance of the statutory financial statement audit reports for the same period. The Company’s Audit Committee of the Board of Directors approved the dismissal of KPMG as the Company’s independent accountants based upon the results of a competitive proposal process. Also on January 10, 2014, management of the Company notified BKD LLP (“BKD”) of its engagement as the Company’s independent registered public accounting firm which was approved by the Company’s Audit Committee that same day. BKD’s engagement for the audit of the Company's consolidated financial statements for the year ending December 31, 2014 is effective beginning with the first quarter review for the period ending March 31, 2014. The Company provided notice of the foregoing via a Form 8-K filing dated January 16, 2014.

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

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. During the quarter ended June 30, 2013, the Company implemented a new investment accounting system. During the quarter ended December 31, 2013, the Company implemented a new share-based (stock option and stock appreciation rights) compensation accounting system. These implementations constitute a change in the Company's internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Prior to each implementation, the Company performed conversion testing, evaluated and tested internal controls and determined that each change did not materially affect, nor will reasonably likely materially affect, the Company's internal controls over financial reporting.

While other changes have taken place in internal controls during the year ended December 31, 2013, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, during 2013 the Company implemented two accounting systems that provide information necessary for financial reporting which the Company vetted and determined did not materially affect the Company's internal controls over financial reporting. No other changes have taken place in internal controls during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
National Western Life Insurance Company

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP

Houston, Texas
March 14, 2014

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2013 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 20, 2014 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2013.

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

Exhibit 3(f)	-	Bylaws of National Western Life Insurance Company as amended through April 24, 1987 (incorporated by reference to Exhibit 3(f) to the Company's Form 10-K for the year ended December 31, 1995).

Exhibit 3ii(h)	-	Bylaws of National Western Life Insurance Company dated March 22, 2010 (incorporated by reference to Exhibit 3ii(h) to the Company’s Form 8-K dated March 22, 2010).

Exhibit 10(a)	-
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

Exhibit 10(az)	-	National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(az) to Form 8-K dated July 1, 2005).

Exhibit 10(ba)	-	First Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(ba) to Form 8-K dated August 22, 2005).

Exhibit 10(bb)	-	Second Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody (Exhibit 10(bb) to Form 8-K dated December 15, 2005).

Exhibit 10(bc)	-	Tenth Amendment to the National Western Life Insurance Company Non-Qualified Deferred Compensation Plan (Exhibit 10(bc) to Form 8-K dated December 15, 2005).

Exhibit 10(bd)	-	National Western Life Insurance Company Retirement Bonus Program for Robert L. Moody (Exhibit 10(bd) to Form 8-K dated December 15, 2005).

Exhibit 10(be)	-	Eleventh Amendment to the National Western Life Insurance Company Non-Qualified Defined Benefit Plan (Exhibit 10(be) to Form 8-K dated December 15, 2005).

Exhibit 10(bf)	-	Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company (Exhibit 10(bf) to Form 8-K dated December 15, 2005).

Exhibit 10(bg)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (Exhibit 10(bg) to Form 8-K dated February 17, 2006).

Exhibit 10(bh)	-	National Western Life Insurance Company 2006 Executive Officer Bonus Program (as amended) (Exhibit 10(bh) to Form 8-K dated April 21, 2006).

Exhibit 10(bi)	-	2006 International Marketing Officer Bonus Program (Exhibit 10(bi) to Form 8-K dated June 23, 2006).

Exhibit 10(bj)	-	2006 Domestic Marketing Officer Bonus Program (Exhibit 10(bj) to Form 8-K dated June 23, 2006).

Exhibit 10(bk)	-	National Western Life Insurance Company Harvest Nonqualified Deferred Compensation Plan (Exhibit 10(bk) to Form 8-K dated June 23, 2006).

Exhibit 10(bl)	-	Amendment No. 16 to Loan Agreement (Exhibit 10(bl) to Form 8-K dated July 31, 2006).

Exhibit 10(bm)	-	Life Systems, Incorporated Termination Agreement (Exhibit 10(bm) to Form 8-K dated March 30, 2007).

Exhibit 10(bn)	-	National Western Life Insurance Company 2007 Executive Officer Bonus Program (Exhibit 10(bn) to Form 8-K dated April 19, 2007).

Exhibit 10(bo)	-	National Western Life Insurance Company 2007 Domestic Marketing Officer Bonus Program (Exhibit 10(bo) to Form 8-K dated April 19, 2007).

Exhibit 10(bp)	-	National Western Life Insurance Company 2007 International Marketing Officer Bonus Program (Exhibit 10(bp) to Form 8-K dated April 19, 2007).

Exhibit 10(bq)	-	National Western Life Insurance Company 2008 Executive Officer Bonus Program (Exhibit 10(bq) to Form 8-K dated March 17, 2008).

Exhibit 10(br)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (Exhibit 10(br) to Form 8-K dated August 22, 2008).

Exhibit 10(bs)	-	National Western Life Insurance Company 2008 International Marketing Officer Bonus Program (Exhibit 10(bs) to Form 8-K dated August 22, 2008).

Exhibit 10(bt)	-	National Western Life Insurance Company 2008 Domestic Marketing Officer Bonus Program (as amended) (Exhibit 10(bt) to Form 8-K dated October 16, 2008).

Exhibit 10(bu)	-	National Western Life Insurance Company 2008 Incentive Plan (Exhibit 10(bu) to S-8 dated September 2, 2008).

Exhibit 10(bv)	-	National Western Life Insurance Company 2008 Senior Vice President Bonus Program (incorporated by reference to Exhibit 10(bv) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(bw)	-	National Western Life Insurance Company 2009 Executive Officer Bonus Program (Exhibit 10(bw) to Form 8-K dated February 19, 2009).

Exhibit 10(bx)	-	National Western Life Insurance Company 2009 Domestic Marketing Officer Bonus Program (Exhibit 10(bx) to Form 8-K dated February 19, 2009).

Exhibit 10(by)	-	National Western Life Insurance Company 2009 International Marketing Officer Bonus Program (Exhibit 10(by) to Form 8-K dated February 19, 2009).

Exhibit 10(bz)	-	National Western Life Insurance Company 2009 Senior Vice President Bonus Program (Exhibit 10(bz) to Form 8-K dated February 19, 2009).

Exhibit 10(ca)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan for Robert L. Moody As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(ca) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cb)	-
Non-Qualified Defined Benefit Plan for the President of National Western Life Insurance Company As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cb) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cc)	-
National Western Life Insurance Company Grandfathered Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(cc) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cd)	-
National Western Life Insurance Company Non-Qualified Defined Benefit Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cd) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ce)	-
National Western Life Insurance Company Grandfathered Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of December 31, 2004 (incorporated by reference to Exhibit 10(ce) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cf)	-
National Western Life Insurance Company Non-Qualified Deferred Compensation Plan As Amended and Restated Effective as of January 1, 2009 (incorporated by reference to Exhibit 10(cf) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(cg)	-
First Amendment to The National Western Life Insurance Company Pension Plan As Amended and Restated Effective as of January 1, 2007 (incorporated by reference to Exhibit 10(cg) to the Company's Form 10-K for the year ended December 31, 2008).

Exhibit 10(ch)	-
Amended National Western Life Insurance Company Group Excess Benefit Plan, effective May 1, 2009 (incorporated by reference to Exhibit 10(ch) to the Company's Form 10-Q for the quarter ended March 31, 2009).

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

Exhibit 10(co)	-	Amended National Western Life Insurance Company Pension Plan, effective January 1, 2008. (incorporated by reference to Exhibit 10(co) to the Company's Form 10-Q for the quarter ended March 31, 2010).

Exhibit 10(cp)	-
Management/Consultant Agreement dated March 29, 2000 by and between Regent Care Operations, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cp) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cq)	-
Management Agreement dated October 1, 2008 by and between Regent Care San Marcos B-3, Limited Partnership and Regent Management Services, Limited Partnership. (incorporated by reference to Exhibit 10(cq) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cr)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cr) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cs)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cs) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(ct)	-
Administrative Services Only Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(ct) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cu)	-
Premium Payment Agreement dated January 1, 2001 by and between National Western Life Insurance Company and American National Insurance Company (ANICO) pertaining to ANICO Excess Benefit Plan. (incorporated by reference to Exhibit 10(cu) to the Company's Form 10-K /A for the year ended December 31, 2010).

Exhibit 10(cv)	-	National Western Life Insurance Company 2011 Executive Officer Bonus Program (Exhibit 10(cv) to Form 8-K dated December 16, 2010).

Exhibit 10(cw)	-	National Western Life Insurance Company 2011 Domestic Marketing Officer Bonus Program (Exhibit 10(cw) to Form 8-K dated December 16, 2010).

Exhibit 10(cx)	-	National Western Life Insurance Company 2011 International Marketing Officer Bonus Program (Exhibit 10(cx) to Form 8-K dated December 16, 2010).

Exhibit 10(cy)	-	National Western Life Insurance Company 2011 Officer President Bonus Program (Exhibit 10(cy) to Form 8-K dated December 16, 2010).

Exhibit 10(cz)	-	National Western Life Insurance Company 2012 Executive Officer Bonus Program (Exhibit 10(cz) to Form 8-K dated December 14, 2011).

Exhibit 10(da)	-	National Western Life Insurance Company 2012 Domestic Marketing Officer Bonus Program (Exhibit 10(da) to Form 8-K dated December 14, 2011).

Exhibit 10(db)	-	National Western Life Insurance Company 2012 International Marketing Officer Bonus Program (Exhibit 10(db) to Form 8-K dated December 14, 2011).

Exhibit 10(dc)	-	National Western Life Insurance Company 2012 Officer President Bonus Program (Exhibit 10(dc) to Form 8-K dated December 14, 2011).

Exhibit 10(dd)	-	National Western Life Insurance Company 2013 Executive Officer Bonus Program (Exhibit 10(dd) to Form 8-K dated December 12, 2012).

Exhibit 10(de)	-	National Western Life Insurance Company 2013 Domestic Marketing Officer Bonus Program (Exhibit 10(de) to Form 8-K dated December 12, 2012).

Exhibit 10(df)	-	National Western Life Insurance Company 2013 International Marketing Officer Bonus Program (Exhibit 10(df) to Form 8-K dated December 12, 2012).

Exhibit 10(dg)	-	National Western Life Insurance Company 2013 Officer President Bonus Program (Exhibit 10(dg) to Form 8-K dated December 12, 2012).

Exhibit 10(dh)	-	National Western Life Insurance Company 2014 Executive Officer Bonus Program (Exhibit 10(dh) to Form 8-K dated December 11, 2013).

Exhibit 10(di)	-	National Western Life Insurance Company 2014 Domestic Marketing Officer Bonus Program (Exhibit 10(di) to Form 8-K dated December 11, 2013).

Exhibit 10(dj)	-	National Western Life Insurance Company 2014 International Marketing Officer Bonus Program (Exhibit 10(dj) to Form 8-K dated December 11, 2013).

Exhibit 10(dk)	-	National Western Life Insurance Company 2014 Officer President Bonus Program (Exhibit 10(dk) to Form 8-K dated December 11, 2013).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 82 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheets of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2013, and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and V. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the three-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/KPMG LLP
Houston, Texas
March 14, 2014

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands)

ASSETS	2013	2012

Investments:
Securities held to maturity, at amortized cost (fair value: $6,656,144 and $6,503,627)	$6,510,320	5,962,120
Securities available for sale, at fair value (amortized cost: $2,535,264 and $2,568,512)	2,651,544	2,826,001
Mortgage loans, net of allowance for possible losses ($650 and $650)	132,765	142,170
Policy loans	65,969	71,549
Derivatives, index options	169,314	57,890
Other long-term investments	30,991	41,439

Total Investments	9,560,903	9,101,169

Cash and short-term investments	120,859	124,561
Deferred policy acquisition costs	785,706	705,397
Deferred sales inducements	169,570	152,844
Accrued investment income	95,367	92,665
Federal income tax receivable	—	5,655
Other assets	98,011	81,567

Total assets	$10,830,416	10,263,858

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2013	2012

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$8,987,062	8,430,545
Traditional life reserves	138,072	138,309
Other policyholder liabilities	142,587	148,561
Deferred Federal income tax liability	7,199	55,054
Federal income tax payable	10,067	—
Other liabilities	97,481	99,709

Total liabilities	9,382,468	8,872,178

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:
Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,765 shares issued and outstanding in 2013 and 3,434,763 in 2012	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2013 and 2012	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	38,080	76,786
Retained earnings	1,368,466	1,273,492

Total stockholders' equity	1,447,948	1,391,680

Total liabilities and stockholders' equity	$10,830,416	10,263,858

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands except per share amounts)

	2013	2012	2011

Premiums and other revenue:
Universal life and annuity contract charges	$148,388	149,328	132,133
Traditional life premiums	19,078	18,616	18,078
Net investment income	660,432	460,048	391,034
Other revenues	23,716	23,470	25,439
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	846	1,023	(1,752)
Portion of OTTI losses recognized in other comprehensive income	(1,151)	(2,364)	1,613
Net OTTI losses recognized in earnings	(305)	(1,341)	(139)
Other net investment gains	8,958	14,541	6,202
Total net realized investment gains (losses)	8,653	13,200	6,063

Total revenues	860,267	664,662	572,747

Benefits and expenses:
Life and other policy benefits	60,050	51,842	46,494
Amortization of deferred policy acquisition costs	108,233	121,922	133,088
Universal life and annuity contract interest	454,594	262,339	232,788
Other operating expenses	95,693	87,978	77,541

Total benefits and expenses	718,570	524,081	489,911

Earnings before Federal income taxes	141,697	140,581	82,836

Federal income taxes	45,450	48,023	27,209

Net earnings	$96,247	92,558	55,627

Basic Earnings Per Share:
Class A	$27.23	26.19	15.74
Class B	$13.61	13.09	7.87

Diluted Earnings Per Share:
Class A	$27.19	26.19	15.73
Class B	$13.61	13.09	7.87
See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net earnings	$96,247	92,558	55,627

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(42,218)	27,211	10,955
Net unrealized liquidity gains (losses)	333	1,307	(215)
Reclassification adjustment for net amounts included in net earnings	(3,061)	(4,504)	(4,365)
Amortization of net unrealized (gains) losses related to transferred securities	—	148	27

Net unrealized gains (losses) on securities	(44,946)	24,162	6,402

Foreign currency translation adjustments	652	221	(217)

Benefit plans:
Amortization of net prior service cost and net gain	5,588	(773)	(3,417)

Other comprehensive income (loss)	(38,706)	23,610	2,768

Comprehensive income (loss)	$57,541	$116,168	58,395

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2013, 2012 and 2011 (In thousands)

	2013	2012	2011

Common stock:
Balance at beginning of period	$3,635	3,635	3,629
Shares exercised under stock option plan	—	—	6

Balance at end of period	3,635	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767	37,140
Shares exercised under stock option plan	—	—	627

Balance at end of period	37,767	37,767	37,767

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	91,972	69,117	62,356
Change in unrealized gains (losses) during period	(45,279)	22,855	6,761

Balance at end of period	46,693	91,972	69,117

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,426)	(2,321)	(2,511)
Amortization	210	393	33
Other-than-temporary impairments, non-credit, net of tax	95	289	(38)
Additional credit loss on previously impaired securities	54	411	106
Change in shadow deferred policy acquisition costs	(220)	(198)	89
			—
Balance at end of period	(1,287)	(1,426)	(2,321)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(196)	(608)	(59)
Other-than-temporary impairments, non-credit, net of tax	—	—	(1,118)
Change in shadow deferred policy acquisition costs	(196)	(424)	569
Recoveries, net of tax	390	836

Balance at end of period	(2)	(196)	(608)

		(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2013, 2012 and 2011 (In thousands)

	2013	2012	2011

Foreign currency translation adjustments:
Balance at beginning of period	2,589	2,368	2,585
Change in translation adjustments during period	652	221	(217)
Balance at end of period	3,241	2,589	2,368

Benefit plan liability adjustment:
Balance at beginning of period	(16,153)	(15,380)	(11,963)
Amortization of net prior service cost and net gain, net of tax	5,588	(773)	(3,417)

Balance at end of period	(10,565)	(16,153)	(15,380)

Accumulated other comprehensive income (loss) at end of period	38,080	76,786	53,176

Retained earnings:
Balance at beginning of period	1,273,492	1,182,207	1,127,614
Correction of an error (see Note 1)	—	—	239
Net earnings	96,247	92,558	55,627
Stockholder dividends	(1,273)	(1,273)	(1,273)

Balance at end of period	1,368,466	1,273,492	1,182,207

Total stockholders' equity	$1,447,948	1,391,680	1,276,785

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net earnings	$96,247	92,558	55,627
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	454,594	262,339	232,788
Surrender charges and other policy revenues	(14,622)	(14,720)	(4,251)
Realized (gains) losses on investments	(8,653)	(13,201)	(6,082)
Accretion/amortization of discounts and premiums, investments	(2,019)	(1,458)	(2,588)
Depreciation and amortization	4,674	5,688	5,251
(Increase) decrease in value of derivatives	(225,899)	(27,147)	33,335
(Increase) decrease in deferred policy acquisition and sales inducement costs	(26,165)	(10,623)	(65,073)
(Increase) decrease in accrued investment income	(2,312)	(4,790)	(8,155)
(Increase) decrease in other assets	(17,343)	(7,176)	(1,149)
Increase (decrease) in liabilities for future policy benefits	9,664	13,536	24,245
(Decrease) increase in other policyholder liabilities	(5,974)	(2,747)	(219)
(Decrease) increase in Federal income tax liability	(7,932)	(15,054)	(7,971)
(Decrease) increase in other liabilities	(660)	13,076	(11,104)
Other, net	(1)	—	111

Net cash provided by operating activities	253,599	290,281	244,765

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	1,980	—	—
Securities available for sale	10,246	8,214	19,522
Other investments	11,024	8,791	5,183
Proceeds from maturities and redemptions of:
Securities held to maturity	1,231,796	1,473,885	640,620
Securities available for sale	287,858	347,521	171,852
Derivatives, index options	172,112	54,745	82,204
Purchases of:
Securities held to maturity	(1,775,153)	(1,787,388)	(1,311,122)
Securities available for sale	(256,855)	(490,689)	(387,203)
Derivatives, index options	(61,624)	(56,413)	(65,029)
Other investments	(15)	(5,380)	(10,903)
Principal payments on mortgage loans	43,856	36,545	19,534
Cost of mortgage loans acquired	(34,129)	(21,454)	(35,980)
(Increase) decrease in policy loans	5,580	3,418	3,481
Other, net	—	3	—

Net cash used in investing activities	(363,324)	(428,202)	(867,841)

(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Cash flows from financing activities:
Dividends on common stock	$(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	982,305	985,370	1,476,657
Return of account balances on universal life and annuity contracts	(875,661)	(841,126)	(813,766)
Issuance of common stock under stock option plan	—	—	633

Net cash provided by (used in) financing activities	105,371	142,971	662,251

Effect of foreign exchange	652	221	(217)

Net increase (decrease) in cash and short-term investments	(3,702)	5,271	38,958
Cash and short-term investments at beginning of year	124,561	119,290	80,332

Cash and short-term investments at end of year	$120,859	124,561	119,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	50	40	—
Income taxes	57,350	62,540	31,331

Noncash operating activities:
Deferral of sales inducements	$803	4,498	16,890

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Principles of Consolidation. The accompanying consolidated financial statements include the accounts of National Western Life Insurance Company and its wholly owned subsidiaries (“National Western” or "Company"). The wholly owned subsidiaries consist of The Westcap Corporation, Regent Care San Marcos Holdings, LLC, NWL Investments, Inc., NWL Services, Inc., NWLSM, Inc., and NWL Financial, Inc.  All significant intercorporate transactions and accounts have been eliminated in consolidation.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2013 and 2012, the fair values of index options owned by the Company totaled $169.3 million and $57.9 million, respectively.

(F) Insurance Revenues and Expenses. Premiums on traditional life insurance products are recognized as revenues as they become due from policyholders. Benefits and expenses are matched with premiums in arriving at profits by providing for policy benefits over the lives of the policies and by amortizing acquisition costs over the premium-paying periods of the policies. For universal life and annuity contracts, revenues consist of policy charges for the cost of insurance, policy administration, and surrender charges assessed during the period.  Expenses for these policies include interest credited to policy account balances, benefit claims incurred in excess of policy account balances and amortization of deferred policy acquisition costs and deferred sales inducements.

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

A summary of information relative to deferred policy acquisition costs (DPAC) is provided in the table below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Deferred policy acquisition costs, beginning of year	$705,397	722,542	691,939

Policy acquisition costs deferred:
Agents' commissions	127,161	121,900	171,763
Other	6,821	6,617	9,755

Total costs deferred	133,982	128,517	181,518

Amortization of deferred policy acquisition costs	(108,233)	(121,922)	(133,088)
Adjustments for unrealized (gains) losses on investment securities	54,560	(23,740)	(17,827)

Deferred policy acquisition costs, end of year	$785,706	705,397	722,542

Effective in calendar year 2012, new GAAP guidance specified those policy acquisition costs which may be deferred and amortized over future periods. Previously, guidance permitted companies greater discretion as to the acquisition costs it could capitalize and defer. The Company implemented the new guidance in 2012 and deferrable policy acquisition costs decreased to $6.6 million from $9.8 million in 2011. However, a good portion of the decrease in deferrable costs was attributed to lower acquisition costs incurred given reduced annuity sales levels.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Deferred sales inducements, beginning of year	$152,844	155,753	143,844

Sales inducement costs deferred	26,159	31,758	46,709
Amortization of sales inducements	(25,357)	(27,261)	(29,819)
Adjustments for unrealized (gains) losses on investment securities	15,924	(7,406)	(4,981)

Deferred sales inducements, end of year	$169,570	152,844	155,753

Amortization of deferred policy acquisition costs decreased to $108.2 million in the year ended December 31, 2013 compared to $121.9 million and $133.1 million reported in 2012 and 2011, respectively.  Amortization expense in 2011 includes an unlocking adjustment to incorporate lower future portfolio yield rate assumptions which increased DPAC amortization by $7.9 million. There were no unlocking adjustments in 2013 and 2012. DPAC true-up adjustments were also recorded in 2013, 2012 and 2011 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $15.8 million and $12.8 million decrease in amortization expense in 2013 and 2012, respectively, and a $7.8 million increase in amortization expense in 2011.

Similar to deferred policy acquisition costs, amortization of deferred sales inducements include true-up and unlocking adjustments. Deferred sales inducement true-up adjustments were recorded in 2013, 2012, and 2011 of $0.8 million, $5.5 million, and $0.9 million, respectively, each of which increased amortization expense. In addition, amortization expense in 2011 includes an unlocking adjustment increasing expense by $1.2 million.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Annuity deposits	$813,868	864,719	1,390,990
Universal life insurance deposits	296,286	248,118	202,774
Traditional life and other premiums	22,164	21,476	20,978

Totals	$1,132,318	1,134,313	1,614,742

2.  Statutory accounting practices require commissions and related acquisition costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

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

8.  The calculation of pension liabilities and net periodic benefit costs are recognized for both statutory and GAAP accounting.  Prior to January 1, 2013, in accordance with SSAP No. 89, the accumulated benefit obligation in excess of the fair value of plan assets, including unfunded accrued pension costs, was recognized in the statutory financial statements as an additional minimum liability with an equal amount recognized as a non-admitted intangible asset. Effective January 1, 2013, with the adoption of SSAP No. 102, statutory accounting pension liabilities are based upon the projected benefit obligation consistent with GAAP.

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

	2013	2012	2011
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$170,796	130,644	78,283

Net income	106,159	84,473	53,901

Unassigned surplus	1,082,519	961,054	859,074

Capital and surplus	1,126,232	1,004,766	922,522

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

(K) Accounting Standards and Changes in Accounting

During February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income. The new guidance requires disclosure on the statement of income amounts reclassified. As the Company already reports reclassifications on its Consolidated Statements of Earnings and Consolidated Statements of Comprehensive Income (Loss), the new guidance did not have a significant impact on the Company's consolidated financial statements.

During October 2010, the FASB issued new guidance affecting insurance companies that incur costs in the acquisition of new and renewal insurance contracts.  The guidance addresses the diversity in practice regarding the interpretation for which costs relating to the acquisition of new or renewal business qualifies for deferral.  The new guidance specifies the acquisition costs which are capitalizable and those which must be expensed.  The effective date is for interim and annual periods ending after December 15, 2011.  The adoption of this guidance was effective for the Company January 1, 2012. Refer to paragraph (F) of this Note 1, Summary of Significant Accounting Policies, for additional disclosures.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2013	2012
	(In thousands)

Debt securities held to maturity	$15,407	15,399
Debt securities available for sale	819	823
Short-term investments	475	475

Totals	$16,701	16,697

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Gross investment income:
Debt securities	$410,790	408,204	400,431
Mortgage loans	9,256	11,879	12,123
Policy loans	4,503	5,079	5,143
Derivative gains (losses)	225,899	27,147	(33,335)
Money market investments	252	936	273
Other investment income	10,759	7,965	7,438

Total investment income	661,459	461,210	392,073
Investment expenses	1,027	1,162	1,039

Net investment income	$660,432	460,048	391,034

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $1.3 million, $1.5 million and $1.6 million at December 31, 2013, 2012 and 2011, respectively.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available meeting the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $34.1 million and $21.5 million in total loans for the years 2013 and 2012, respectively.

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

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.  These investments have generally served to enhance the Company's overall investment portfolio returns.

The Company held net investments in mortgage loans totaling $132.8 million and $142.2 million at December 31, 2013 and 2012, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$79,702	59.7	$78,010	54.6
New England	17,400	13.0	21,160	14.8
Mountain	3,239	2.4	2,180	1.5
Pacific	10,364	7.8	18,178	12.7
East South Central	10,098	7.6	10,261	7.2
East North Central	10,607	8.0	10,367	7.3
South Atlantic	—	—	561	0.4
Middle Atlantic	2,005	1.5	2,103	1.5
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$103,487	77.6	$98,180	68.7
Hotel/Motel	3,742	2.8	4,139	2.9
Land/Lots	3,155	2.4	12,618	8.8
Apartments	15,275	11.4	16,919	11.9
Office	1,313	1.0	4,354	3.1
All other	6,443	4.8	6,610	4.6
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$57,445	43.0	$58,754	41.1
50% to 60%	23,339	17.5	27,832	19.5
60% to 70%	20,120	15.1	23,518	16.5
70% to 80%	9,723	7.3	9,431	6.6
80% to 90%	—	—	—	—
Greater than 90%	22,788	17.1	23,285	16.3
Gross balance	133,415	100.0	142,820	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$132,765	99.5	$142,170	99.5

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

The Company recognized valuation losses of $0.0 million, $0.7 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. The valuation write-downs in 2011 pertained to specifically impaired loans. The specific principle balances requiring a valuation allowance were $0.0 million, $0.0 million and $7.0 million in 2013, 2012, and 2011, respectively.  The amount of interest recorded while these loans were impaired was $0 million, $0 million and $0.3 million in 2013, 2012, and 2011, respectively.  The impairments in 2011 were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

The following table represents the mortgage loan allowance for the years ended December 31, 2013 and 2012:

	2013	2012
	(In thousands)

Balance, beginning of period	$650	4,571
Provision	—	650
Releases	—	(4,571)

Balance, end of period	$650	650

The mortgage loan allowance released during 2012 pertained to a property forced into bankruptcy which the Company subsequently acquired in a bankruptcy auction. The mortgage loan was foreclosed and the Company incurred a write-down of $0.6 million and the property reclassified as a real estate investment included in other long-term investments on the Company's balance sheet. The property was subsequently sold in 2012 for a net gain of $2.7 million. .

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loan past due six months or more at December 31, 2013 and 2012.  There was no interest income not recognized in 2013, 2012 and 2011.

The contractual maturities of mortgage loan principal balances at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$10,491	7.8	$23,869	16.6
Due after one year through five years	51,304	38.3	44,973	31.3
Due after five years through ten years	51,839	38.7	44,993	31.4
Due after ten years through fifteen years	—	—	8,862	6.2
Due after fifteen years	20,300	15.2	20,759	14.5

Totals	$133,934	100.0	$143,456	100.0

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's real estate investments totaled approximately $18.2 million at December 31, 2013 and $18.8 million at December 31, 2012, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains (losses) on disposals of $0.3 million, $2.6 million and $(0.1) million associated with these properties in the years ended December 31, 2013, 2012 and 2011, respectively.  The realized gain in 2012 was due to an impaired and foreclosed property located in New Orleans, LA that was subsequently sold at an amount above its impaired value.

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2013.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,088	1,700	—	24,788
U.S. Treasury	1,913	434	—	2,347
States and political subdivisions	423,286	13,433	(10,944)	425,775
Foreign governments	9,997	159	—	10,156
Public utilities	864,324	53,222	(9,687)	907,859
Corporate	3,463,521	153,442	(81,760)	3,535,203
Mortgage-backed	1,696,887	54,035	(33,376)	1,717,546
Home equity	20,179	4,738	(32)	24,885
Manufactured housing	7,125	460	—	7,585

Totals	$6,510,320	281,623	(135,799)	6,656,144

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents amortized costs and fair values of securities available for sale at December 31, 2013.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$594	—	(110)	484
Foreign governments	9,931	—	(156)	9,775
Public utilities	233,788	15,014	(1,397)	247,405
Corporate	2,195,124	124,519	(30,732)	2,288,911
Mortgage-backed	68,799	5,040	—	73,839
Home equity	12,079	245	(7)	12,317
Manufactured housing	3,803	132	—	3,935
	2,524,118	144,950	(32,402)	2,636,666

Equity private	—	—	—	—
Equity public	11,146	4,489	(757)	14,878

Totals	$2,535,264	149,439	(33,159)	2,651,544

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2012.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,114	2,748	—	25,862
U.S. Treasury	1,907	648	—	2,555
States and political subdivisions	391,062	41,150	(431)	431,781
Foreign governments	9,988	616	—	10,604
Public utilities	781,239	89,162	(103)	870,298
Corporate	2,887,572	273,431	(3,753)	3,157,250
Mortgage-backed	1,835,051	133,684	(261)	1,968,474
Home equity	21,545	4,443	(549)	25,439
Manufactured housing	10,642	722	—	11,364

Totals	$5,962,120	546,604	(5,097)	6,503,627

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

In addition, the Company is exposed to credit risk which is continually monitored relating to security holdings.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company has reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2013 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2013, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $178.6 million and $165.8 million at December 31, 2013 and 2012, respectively. These amounts represent 1.9% and 1.8% of total invested assets for December 31, 2013 and 2012, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2013, the Company recorded net realized gains totaling $9.0 million related to the disposition of investment securities.  The net realized gains included $0.2 million of losses for other-than-temporary impairment write-downs on investments in debt securities. For the years ended December 2012 and 2011, the Company recorded realized gains totaling $14.5 million and $6.2 million, respectively, related to disposition of securities.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	128,711	(9,249)	8,080	(1,695)	136,791	(10,944)
Foreign governments	—	—	—	—	—	—
Public utilities	260,982	(8,998)	7,821	(689)	268,803	(9,687)
Corporate	1,335,088	(71,330)	117,179	(10,430)	1,452,267	(81,760)
Mortgage-backed	581,373	(32,043)	13,861	(1,333)	595,234	(33,376)
Home equity	—	—	2,617	(32)	2,617	(32)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$2,306,154	(121,620)	149,558	(14,179)	2,455,712	(135,799)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	—	—	484	(110)	484	(110)
Foreign governments	9,775	(156)	—	—	9,775	(156)
Public utilities	20,090	(1,343)	962	(54)	21,052	(1,397)
Corporate	532,310	(26,376)	46,187	(4,356)	578,497	(30,732)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,833	(7)	—	—	4,833	(7)
Manufactured housing	—	—	—	—	—	—
	567,008	(27,882)	47,633	(4,520)	614,641	(32,402)

Equity public	3,707	(757)	—	—	3,707	(757)

Total temporarily impaired securities	$570,715	(28,639)	47,633	(4,520)	618,348	(33,159)

Liquidity in the bond market improved in 2013 as economic and market conditions started to stabilize.  However, unrealized losses increased in 2013 due to the rising rate environment.  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 427 individual issues, or 33.4% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 94.8%.  Of the 427 securities, 33, or approximately 3.0%, fall in the 12 months or greater aging category; and 423 were rated investment grade at December 31, 2013.

Equity securities. The gross unrealized losses for equity securities are made up of 15 individual issues. These holdings are reviewed quarterly for impairment. Two of the equity securities were other-than-temporarily impaired at December 31, 2013, in accordance with Company policy.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
State and political subdivisions	19,745	(401)	1,470	(30)	21,215	(431)
Foreign governments	—	—	—	—	—	—
Public utilities	24,271	(80)	1,982	(23)	26,253	(103)
Corporate	303,645	(1,776)	38,078	(1,977)	341,723	(3,753)
Mortgage-backed	15,010	(261)	—	—	15,010	(261)
Home equity	—	—	6,435	(549)	6,435	(549)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$362,671	(2,518)	47,965	(2,579)	410,636	(5,097)

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$266,984	274,424	214,460	219,206

Due after 1 year through 5 years	742,567	818,223	935,765	1,036,211

Due after 5 years through 10 years	1,407,290	1,430,975	3,335,564	3,358,778

Due after 10 years	22,596	22,953	300,341	291,934
	2,439,437	2,546,575	4,786,130	4,906,129

Mortgage and asset-backed securities	84,681	90,091	1,724,190	1,750,015

Total	$2,524,118	2,636,666	6,510,320	6,656,144

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$4,418	7,115	6,448
Realized losses on disposal	(6)	—	(1)
Held to maturity debt securities:
Realized gains on redemption	3,845	6,065	763
Realized losses on redemption	(72)	(679)	(853)
Equity securities realized gains	511	193	291
Real estate	262	2,485	(70)
Mortgage loans	—	(638)	(609)
Other	—	—	233

Totals	$8,958	14,541	6,202

Due to significant credit deterioration, one bond from the held to maturity portfolio was sold in both 2013 and 2012. The sale in 2013 resulted in an insignificant realized gain. The sale in 2012 resulted in a loss of $0.3 million. No transfers were made out of the held to maturity portfolio to the available for sale portfolio in 2013, 2012 and 2011.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2013 or 2012.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2013	2012	2011
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$909	1,121	(1,738)
Portion recognized in comprehensive income	(1,151)	(2,364)	1,613

Net impairment losses on debt securities recognized in earnings	(242)	(1,243)	(125)
Equity securities impairments	(63)	(98)	(14)

Totals	$(305)	(1,341)	(139)

For the years ended December 31, 2013 and December 31, 2012, the Company recovered $0.9 million and $1.1 million, respectively, on previously impaired asset-backed securities. The Company recognized $1.7 million as other-than-temporary impairment losses on one held to maturity security and two available for sale securities in 2011. The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,247	1,122
Reductions for securities sold during current period	(17)	(118)
Additions for OTTI where credit losses have been previously recognized	242	1,243

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,472	2,247

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012
	(In thousands)

Gross unrealized gains	$159,080	270,967
Gross unrealized losses	(37,263)	(9,133)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(51,929)	(122,799)
Deferred Federal income tax expense	(24,484)	(48,685)
	45,404	90,350

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains on investment securities	$45,404	90,350

(E)  Transfer of Securities

For the year ended December 31, 2012, the Company made transfers totaling $4.6 million, respectively, to the held to maturity portfolio from the securities available for sale portfolio.  Lower holdings of securities available for sale reduce the Company's exposure to market price volatility, while still providing securities available for liquidity and asset/liability management purposes.

During 2012, the Company decided to fully amortize the remaining balance of $0.3 million for the net unrealized losses associated with the securities transferred to held to maturity from available for sale. At the time, the Company had been in the process of converting to a new investment system for tracking of investment securities and determined that the amount of work necessary to convert the unamortized balance of these net unrealized losses into the new system would have exceeded any gain derived from continuing to amortize these amounts over the remaining life of the investments and would not have provided any additional information to readers of these financial statements.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $22.4 billion and $21.6 billion at December 31, 2013 and 2012, respectively.  Of these amounts, life insurance in force totaling $5.4 billion and $5.4 billion was ceded to reinsurance companies on a yearly renewable term basis, at December 31, 2013 and 2012, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $8.2 million and $9.0 million at December 31, 2013 and 2012, respectively. Premiums and contract revenues were reduced by $18.7 million, $19.8 million and $20.7 million for reinsurance premiums ceded during 2013, 2012 and 2011, respectively. Benefit expenses were reduced by $7.0 million, $8.2 million and $7.0 million, for reinsurance recoveries during 2013, 2012 and 2011, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$71,709	51,886	39,928
Deferred	(26,259)	(3,863)	(12,719)

Taxes on earnings	45,450	48,023	27,209

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	(24,201)	13,011	2,986
Foreign currency translation adjustments	(398)	(157)	197
Change in benefit liability	3,005	(410)	(1,840)

Total Federal income taxes (benefit)	$23,856	60,467	28,552
The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate of 35% to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Income tax expense at statutory rate of 35%	$49,594	49,204	28,993
Dividend received deduction	(1,140)	(1,292)	(1,178)
Tax exempt interest	(2,065)	(1,977)	(2,033)
Non deductible gifts	1	2	7
Tax adjustment on foreign currency	(214)	245	(24)
Adjustments pertaining to prior tax years	(273)	1,244	1,122
Nondeductible insurance	160	160	160
Nondeductible meals	120	110	38
Amortization of life interest in a trust	—	116	114
Other, net	(733)	211	10

Taxes on earnings from continuing operations	$45,450	48,023	27,209

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2013, 2012 and 2011.

The Company expects its effective tax rate to be less than the statutory rate of 35% due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below.

	December 31,
	2013	2012
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$305,795	278,407
Investment securities write-downs for financial accounting purposes	7,523	6,724
Pension liabilities	9,055	8,461
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	6,778	7,380
Mortgage loans, principally due to valuation allowances for financial accounting purposes	—	228
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	369	156
Capital loss carryforward	—	—
Other	(4,315)	(4,690)

Total gross deferred tax assets	325,205	296,666

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(305,700)	(298,435)
Debt securities, principally due to deferred market discount for tax	(8,017)	(8,680)
Real estate, principally due to adjustments for financial accounting purposes	(949)	(117)
Net unrealized gains on securities available for sale	(21,150)	(45,927)
Foreign currency translation adjustments	4,355	4,118
Fixed assets, due to different bases	(897)	(2,342)
Other	(46)	(337)

Total gross deferred tax liabilities	(332,404)	(351,720)

Net deferred tax liabilities	$(7,199)	(55,054)

There were no valuation allowances for deferred tax assets at December 31, 2013 and 2012.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2013 or 2012. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2010.

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

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors and Chief Executive Officer, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2013.

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

Obligations and Funded Status

	December 31,
	2013	2012
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$23,535	21,890
Service cost	190	174
Interest cost	873	928
Actuarial loss	(2,088)	1,833
Benefits paid	(1,323)	(1,290)

Projected benefit obligations at end of year	21,187	23,535

Changes in plan assets:
Fair value of plan assets at beginning of year	16,813	15,688
Actual return on plan assets	2,967	1,513
Contributions	451	902
Benefits paid	(1,323)	(1,290)

Fair value of plan assets at end of year	18,908	16,813

Funded status at end of year	$(2,279)	(6,722)

The service cost of $190,000 for 2013 represents plan expenses expected to be paid out of plan assets. Under the new and clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(2,279)	(6,722)

Net amount recognized	$(2,279)	(6,722)

Amounts recognized in accumulated other comprehensive income:
Net loss	$6,551	11,283
Prior service cost	7	12

Net amount recognized	$6,558	11,295

The accumulated benefit obligation was $21.2 million and $23.5 million at December 31, 2013 and 2012, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$873	928	1,000
Service cost	190	174	147
Expected return on plan assets	(1,134)	(1,070)	(1,094)
Amortization of prior service cost	4	4	4
Amortization of net loss	812	786	542

Net periodic benefit cost	745	822	599

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	(3,921)	1,389
Amortization of prior service cost	(4)	(4)
Amortization of net loss (gain)	(812)	(786)

Total recognized in other comprehensive income	(4,737)	599

Total recognized in net periodic benefit cost and other comprehensive income	$(3,992)	1,421

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014, based on the average expected future service of plan participants, is $387,700.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014 will be minimal.

Assumptions

	December 31,
	2013	2012

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.60%	3.75%
Rate of compensation increase	n/a	n/a

	December 31,
	2013	2012	2011

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.75%	4.25%	5.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2013, the plan’s average 10-year and inception-to-date returns were 5.76% and 7.17%, respectively.

In setting the annual discount rate assumption, the Pension Committee reviews the current 10 year and 30 year corporate bond yields, the current spread to treasuries and their relative change during the past twelve months. It also considers the present value of the projected benefit payment stream based on the Citigroup Pension Discount Curve. Based on the facts and circumstances currently existing, the Pension Committee elected to use the Citigroup Pension Discount Curve.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2013.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$216	216	—	—
Equity securities
Domestic	13,037	13,037	—	—
International	248	248	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	5,407	—	5,407	—

Total	$18,908	13,501	5,407	—

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

Cash and short-term investments.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2013	2012	2011

Asset Category:
Equity securities	70%	60%	57%
Debt securities	29%	35%	33%
Cash and cash equivalents	1%	5%	10%

Total	100%	100%	100%

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan is a highly diversified portfolio; the 99% of the pension assets not invested in cash or U.S. Government agencies are allocated among 224 different investments, with no single credit representing more than 2.3% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

Acceptable Range

Asset Category:
Equity securities	55-70%
Debt securities	30-40%
Cash and cash equivalents	0-15%

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

Contributions

The Company expects to contribute $858,500 to the plan during 2014 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$1,334
2015	1,318
2016	1,328
2017	1,412
2018	1,382
2019-2023	6,698

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

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2013	2012
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$22,525	21,401
Service cost	177	168
Interest cost	801	912
Actuarial (gain) loss	(1,652)	2,025
Benefits paid	(1,981)	(1,981)

Projected benefit obligations at end of year	19,870	22,525

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,981	1,981
Benefits paid	(1,981)	(1,981)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(19,870)	(22,525)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(19,870)	(22,525)

Net amount recognized	$(19,870)	(22,525)

Amounts recognized in accumulated other comprehensive income:
Net loss	$8,293	11,117
Prior service cost	818	878

Net amount recognized	$9,111	11,995

The accumulated benefit obligation was $17.6 million and $19.5 million at December 31, 2013 and 2012, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Components of net periodic benefit cost:
Service cost	$177	168	93
Interest cost	801	912	1,033
Amortization of prior service cost	59	59	59
Amortization of net loss	1,173	1,142	888

Net periodic benefit cost	2,210	2,281	2,073

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(1,652)	2,025
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(1,173)	(1,142)

Total recognized in other comprehensive income	(2,884)	824

Total recognized in net periodic benefit cost and other comprehensive income	$(674)	3,105

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014, based on the average expected future service of plan participants, is $850,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014 will be $59,000.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

	December 31,
	2013	2012

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.60%	3.75%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2013	2012	2011

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.75%	4.25%	5.25%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2013 or 2012.

Contributions

The Company expects to contribute approximately $2.0 million to the plan in 2014.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$1,982
2015	1,982
2016	1,982
2017	1,982
2018	1,982
2019-2023	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a non-qualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan in 2013 and 2012, of up to three percent of each employee's compensation based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2013, 2012 and 2011, Company contributions totaled $410,000, $323,000 and $344,000, respectively.

The non-qualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2013, 2012 and 2011, Company contributions totaled $140,000, $66,000, and $62,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

The Company sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The Company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2013	2012
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$3,482	3,471
Interest cost	117	129
Actuarial loss (gain)	(827)	(105)
Benefits paid	(47)	(13)

Projected benefit obligations at end of year	2,725	3,482

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	47	13
Benefits paid	(47)	(13)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(2,725)	(3,482)

	December 31,
	2013	2012
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(2,725)	(3,482)

Net amount recognized	$(2,725)	(3,482)

Amounts recognized in accumulated other comprehensive income:
Net loss	$18	878
Prior service cost	567	670

Net amount recognized	$585	1,548

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$117	129	143
Amortization of prior service cost	103	103	103
Amortization of net loss	33	41	19

Net periodic benefit cost	253	273	265

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	(827)	(105)
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	(33)	(41)

Total recognized in other comprehensive income	(963)	(249)

Total recognized in net periodic benefit cost and other comprehensive income	$(710)	24

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014, based on the average expected future service of plan participants, is $0.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2014 will be $103,000.

Assumptions

	December 31,
	2013	2012

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.60%	3.75%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014 and future years.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	December 31, 2013		December 31, 2012
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$25	(20)	29	(22)

Effect on postretirement benefit obligation	$575	(447)	810	(622)

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2013 and 2012.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2014	$71
2015	77
2016	84
2017	92
2018	100
2019-2023	654

(8)  SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2013 or 2012.  The Company had assets having an amortized value of $34.1 million on deposit with the lender at year end 2013.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is a defendant in a class action lawsuit pending as of June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserts claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was preliminarily approved by the Court on August 30th. Notice of the Settlement was sent to all class members on September 20, 2013 and the Company administered the class notice and claim form process. Under the Settlement Agreement the Company has agreed to pay the Court-approved amount of attorneys’ fees and costs, make certain payment to surrendered and annuitized policyholders, and has agreed to provide bonuses on annuitization for active policyholders who choose a ten-year or a twenty-year certain and life settlement option. At December 31, 2013, the Company had reserved $6.5 million for the matter. A Fairness Hearing was held by the Court on February 7, 2014, and on February 12, 2014, the Court issued a redacted final approval granting the Motion for Final Approval of Class Action Settlement. The Settlement becomes final and non-appealable after 60 days.

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

The Company had $9.4 million of commitments to extend credit relating to mortgage loans at December 31, 2013. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2013 and 2012, liabilities for guaranty association assessments totaled $1.0 million and $3.8 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2013, and 2011. Guaranty association assessment expense for the year ended December 31, 2012 was approximately $1.9 million as a result of an assessment from the State of California Life and Health Insurance Guarantee Association for the final costs associated with the Executive Life insolvency.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The Company's future annual lease obligations as of December 31, 2013 are in the table below (in thousands).

2014	$96
2015 and thereafter	384

Total	$480

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a Non-Qualified Deferred Compensation Plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects to contribute approximately the same amount to the plan in 2014 as in 2013 (less than $0.1 million).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,635	3,635	3,629
Shares exercised under stock option plan	—	—	6

Shares outstanding at end of year	3,635	3,635	3,635

(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2014 is $112.3 million.

On August 16, 2013, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 31, 2013 and payable December 4, 2013.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in December 2012.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  The Company's current authorized control level RBC of $81.3 million is significantly below its total adjusted capital of $1.2 billion.

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

The Company uses the current fair value method to measure compensation cost. As of December 31, 2013, the liability balance was $5.9 million versus $2.7 million as of December 31, 2012. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2013	291,000	82,468	$186.19
Exercised	—	(45,050)	$150.00
Forfeited	—	(750)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2013	291,000	36,668	$229.24

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2013	66,461	$125.03
Exercised	(3,450)	$115.94
Forfeited	(1,050)	$175.31
Granted	37,500	$210.22

Balance at December 31, 2013	99,461	$156.93

The total intrinsic value of options exercised was $2.5 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. The total share-based liabilities paid were $2.5 million and $0.1 million for the years ended December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the total cash received by the Company from the exercise of options under the Plan was $0.0 million and $0.0 million. The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2013.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
150.00 (options)	5,000	0.4 years	5,000
255.13 (options)	22,668	4.3 years	13,661
208.05 (options)	9,000	4.5 years	9,000
236.00 (SARs)	250	4.6 years	150
114.64 (SARs)	28,693	5.1 years	13,307
132.56 (SARs)	33,018	8.0 years	3,600
210.22 (SARs)	37,500	10.0 years	—

Totals	136,129		44,718

Aggregate intrinsic value
(in thousands)	$6,637		$2,284

The aggregate intrinsic value in the table above is based on the closing stock price of $223.55 per share on December 31, 2013.

In estimating the fair value of the options/SARs outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2013	December 31, 2012

Expected term of options	0 to 10 years	0 to 9 years
Expected volatility:
Range	21.03% to 42.71%	19.54% to 34.93%
Weighted-average	30.50%	25.96%
Expected dividend yield	0.16%	0.23%
Risk-free rate:
Range	0.12% to 3.93%	0.39% to 1.49%
Weighted-average	2.10%	0.84%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation cost/(benefit) recognized in the financial statements related to the two Plans was $5.7 million, $1.1 million and $(2.6) million for the years ended December 31, 2013, 2012 and 2011, respectively. The related tax expense/(benefit) recognized was $2.0 million, $0.4 million and $(0.9) million for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012 and 2011, the total compensation cost related to nonvested options not yet recognized was $3.7 million, $1.7 million and $2.2 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.6 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2013		2012		2011
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$96,247		92,558		55,627
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$94,974		91,285		54,354

Allocation of net income:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed income	92,287	2,687	88,703	2,582	52,816	1,538

Net income	$93,524	2,723	89,940	2,618	54,053	1,574

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200	3,433	200
Effect of dilutive stock options	4	—	—	—	4	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,439	200	3,435	200	3,437	200

Basic earnings per share	$27.23	13.61	26.19	13.09	15.74	7.87

Diluted earnings per share	$27.19	13.61	26.19	13.09	15.73	7.87

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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2013, 2012 and 2011 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2013:
Unrealized gains on securities, net of effects of deferred costs of $70,870
Net unrealized holding gains (losses) arising during the period	$(64,951)	22,733	(42,218)
Unrealized liquidity losses	512	(179)	333
Reclassification adjustment for net gains included in net earnings	(4,709)	1,648	(3,061)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(69,148)	24,202	(44,946)

Foreign currency translation adjustments	246	406	652
Pension liability adjustment	8,592	(3,004)	5,588

Other comprehensive income	$(60,310)	21,604	(38,706)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2012:
Unrealized gains on securities, net of effects of deferred costs of $30,677:
Net unrealized holding gains (losses) arising during the period	$41,863	(14,652)	27,211
Unrealized liquidity losses	2,011	(704)	1,307
Reclassification adjustment for net gains included in net earnings	(6,929)	2,425	(4,504)
Amortization of net unrealized gains (losses) related to transferred securities	227	(79)	148

Net unrealized gains (losses) on securities	37,172	(13,010)	24,162

Foreign currency translation adjustments	64	157	221
Pension liability adjustment	(1,183)	410	(773)

Other comprehensive income	$36,053	(12,443)	23,610

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2011:
Unrealized gains on securities, net of effects of deferred costs of $22,561:
Net unrealized holding gains (losses) arising during the period	$16,854	(5,899)	10,955
Unrealized liquidity losses	(331)	116	(215)
Reclassification adjustment for net gains included in net earnings	(6,715)	2,350	(4,365)
Amortization of net unrealized gains (losses) related to transferred securities	41	(14)	27

Net unrealized gains (losses) on securities	9,849	(3,447)	6,402

Foreign currency translation adjustments	(334)	117	(217)
Pension liability adjustment	(5,257)	1,840	(3,417)

Other comprehensive income	$4,258	(1,490)	2,768

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

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2013:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$53,540	240,468	661,268	—	955,276
Total segment assets	610,570	1,200,347	8,586,871	260,007	10,657,795
Future policy benefits	535,710	913,339	7,676,085	—	9,125,134
Other policyholder liabilities	11,450	14,618	116,519	—	142,587

Condensed Income Statements:
Premiums and contract charges	$29,567	117,668	20,231	—	167,466
Net investment income	33,818	63,504	543,077	20,033	660,432
Other revenues	29	299	45	23,343	23,716

Total revenues	63,414	181,471	563,353	43,376	851,614

Life and other policy benefits	11,660	25,706	22,684	—	60,050
Amortization of deferred policy acquisition costs	6,738	18,946	82,549	—	108,233
Universal life and annuity contract interest	26,427	58,757	369,410	—	454,594
Other operating expenses	15,515	25,624	33,325	21,229	95,693
Federal income taxes (benefit)	980	16,720	17,660	7,062	42,422
Total expenses	61,320	145,753	525,628	28,291	760,992

Segment earnings (loss)	$2,094	35,718	37,725	15,085	90,622

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2012:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$40,810	226,899	590,532	—	858,241
Total segment assets	463,569	1,105,862	8,269,445	242,404	10,081,280
Future policy benefits	398,202	846,028	7,324,624	—	8,568,854
Other policyholder liabilities	10,468	13,074	125,019	—	148,561

Condensed Income Statements:
Premiums and contract charges	$31,143	114,605	22,196	—	167,944
Net investment income	21,194	43,469	375,431	19,954	460,048
Other revenues	62	485	80	22,843	23,470

Total revenues	52,399	158,559	397,707	42,797	651,462

Life and other policy benefits	10,633	20,877	20,332	—	51,842
Amortization of deferred policy acquisition costs	7,461	18,103	96,358	—	121,922
Universal life and annuity contract interest	17,507	39,639	205,193	—	262,339
Other operating expenses	14,895	26,007	25,456	21,620	87,978
Federal income taxes (benefit)	648	18,377	17,162	7,216	43,403
Total expenses	51,144	123,003	364,501	28,836	567,484

Segment earnings (loss)	$1,255	35,556	33,206	13,961	83,978

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2011:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$37,102	231,123	610,070	—	878,295
Total segment assets	403,868	1,023,942	7,997,407	225,716	9,650,933
Future policy benefits	344,916	761,926	7,056,613	—	8,163,455
Other policyholder liabilities	9,526	17,400	124,382	—	151,308

Condensed Income Statements:
Premiums and contract charges	$30,387	98,021	21,803	—	150,211
Net investment income	16,980	36,806	318,294	18,954	391,034
Other revenues	69	354	3,170	21,846	25,439

Total revenues	47,436	135,181	343,267	40,800	566,684

Life and other policy benefits	11,636	20,709	14,149	—	46,494
Amortization of deferred policy acquisition costs	11,467	29,415	92,206	—	133,088
Universal life and annuity contract interest	9,760	36,674	186,354	—	232,788
Other operating expenses	13,890	22,131	20,474	21,046	77,541
Federal income taxes (benefit)	223	8,578	9,831	6,455	25,087
Total expenses	46,976	117,507	323,014	27,501	514,998

Segment earnings (loss)	$460	17,674	20,253	13,299	51,686

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$167,466	167,944	150,211
Net investment income	660,432	460,048	391,034
Other revenues	23,716	23,470	25,439
Realized gains (losses) on investments	8,653	13,200	6,063

Total consolidated premiums and other revenue	$860,267	664,662	572,747

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$42,422	43,403	25,087
Taxes on realized gains (losses) on investments	3,028	4,620	2,122

Total taxes on consolidated net earnings	$45,450	48,023	27,209

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net Earnings:
Total segment earnings	$90,622	83,978	51,686
Realized gains (losses) on investments, net of taxes	5,625	8,580	3,941

Total consolidated net earnings	$96,247	92,558	55,627

	December 31,
	2013	2012	2011
	(In thousands)

Assets:
Total segment assets	$10,657,795	10,081,280	9,650,933
Other unallocated assets	172,621	182,578	77,066

Total consolidated assets	$10,830,416	10,263,858	9,727,999

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2013	2012	2011
	(In thousands)

United States	$64,267	67,924	58,570
Brazil	38,205	38,605	34,367
Taiwan	14,047	13,958	13,155
Venezuela	14,017	12,223	10,348
Peru	9,366	8,691	8,258
Argentina	9,102	9,818	9,413
Other foreign countries	37,203	36,509	36,753

Revenues, excluding reinsurance premiums	186,207	187,728	170,864
Reinsurance premiums	(18,741)	(19,784)	(20,653)

Total premiums and contract revenues	$167,466	167,944	150,211

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annuity sales was sold through one of its top independent marketing agencies in recent years. Business from this top agency accounted for approximately 17% of annuity sales in 2013.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), preferred stock, certain equity securities.  The Company’s Level 2 liabilities consisted of certain product-related embedded derivatives in 2012.  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets include certain equity securities, over-the-counter derivative contracts and certain less liquid or private fixed maturity debt securities where significant valuation inputs cannot be corroborated with market observable data.  The Company’s Level 3 liabilities consist of share-based compensation obligations and certain product-related embedded derivatives.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,636,666	—	2,636,666	—
Equity securities, available for sale	14,878	13,802	1,076	—
Derivatives, index options	169,314	—	—	169,314

Total assets	$2,820,858	13,802	2,637,742	169,314

Policyholder account balances (a)	$187,399		—	187,399
Other liabilities (b)	5,939			5,939

Total liabilities	$193,338	—	—	193,338

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,813,734	—	2,813,734	—
Equity securities, available for sale	12,267	11,968	299	—
Derivatives, index options	57,890	—	57,890	—

Total assets	$2,883,891	11,968	2,871,923	—

Policyholder account balances (a)	$72,470	—	72,470	—
Other liabilities (b)	2,718	—	—	2,718

Total liabilities	$75,188	—	72,470	2,718

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

	Twelve Months Ended 2013
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	5,725
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(2,504)
Transfers into (out of) Level 3	—	—	169,314	169,314	187,399

Ending balance, December 31, 2013	$—	—	169,314	169,314	193,338

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held as of December 31, 2013	$—	—	—	—	7,419
During the year ended December 31, 2013, the Company transferred its index option holdings from level 2 to level 3. Although these securities contain significant inputs which are directly or indirectly observable, the pricing of these derivative instruments involves judgment regarding assumptions market participants would use. Consequently, the Company determined that these assets did not meet the criteria for Level 2 classification. The Company correspondingly transferred the policyholder account balance liability with the associated embedded derivatives from level 2 to level 3.

	Twelve Months Ended 2012
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2012	$—	8,118	—	8,118	1,647
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	1,144
Included in other comprehensive income (loss)	—	897	—	897	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(73)
Transfers into (out of) Level 3	—	(9,015)	—	(9,015)	—

Ending balance, December 31, 2012	$—	—	—	—	2,718

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets or liabilities still held as of December 31, 2012	$—	—	—	—	1,337

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$169,314	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$169,314

Policyholder account balances	$187,399	Deterministic cash flow model	Projected option cost
Other liabilities	5,939	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$193,338

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Other liabilities	$2,718	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$2,718

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

Derivatives. Fair values for index (call) options are based on counterparty market prices.  The counterparties use market standard valuation methodologies incorporating market inputs for volatility and risk free interest rates in arriving at a fair value for each option contract. Prices are monitored for reasonableness by the Company using analytical tools. There are no performance obligations related to the call options purchased to hedge the Company’s fixed-index life and annuity policy liabilities.

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

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,636,666	—	2,636,666	—
Priced internally	—	—	—	—
Subtotal	2,636,666	—	2,636,666	—

Equity securities, available for sale:
Priced by third-party vendors	14,878	13,802	1,076	—
Priced internally	—	—	—	—
Subtotal	14,878	13,802	1,076	—

Derivatives, index options:
Priced by third-party vendors	169,314	—	—	169,314
Priced internally	—	—	—	—
Subtotal	169,314	—	—	169,314

Total	$2,820,858	13,802	2,637,742	169,314

Percent of total	100.0%	0.5%	93.5%	6.0%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In thousands)

ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,510,320	6,656,144	5,962,120	6,503,627
Securities available for sale	2,651,544	2,651,544	2,826,001	2,826,001

Cash and short-term investments	120,859	120,859	124,561	124,561
Mortgage loans	132,765	138,159	142,170	147,365
Policy loans	65,969	65,969	71,549	71,549
Other loans	2,986	3,143	14,997	15,273
Derivatives, index options	169,314	169,314	57,890	57,890
Life interest in Libbie Shearn Moody Trust	—	12,775	—	12,775

LIABILITIES
Deferred annuity contracts	$7,288,861	6,941,902	6,907,055	6,624,111
Immediate annuity and supplemental contracts	463,276	483,690	492,853	531,857

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any of its counterparties to fail to meet their obligations, given their high credit ratings. In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.

The tables below present the fair value of derivative instruments.

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$169,314

Fixed-indexed products			Universal Life and Annuity Contracts	$187,399

Total		$169,314		$187,399

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$57,890

Fixed-indexed products			Universal Life and Annuity Contracts	$72,470

Total		$57,890		$72,470

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of derivative instruments in the consolidated statements of earnings for the years ended December 31, 2013 and 2012.

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss)Recognized In Income on Derivatives
		2013	2012
		(In thousands)

Equity index options	Net investment income	$225,899	27,147

Fixed-indexed products	Universal life and annuity contract interest	(229,404)	(28,852)

		$(3,505)	(1,705)

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Frances A. Moody-Dahlberg is also an employee of the Company.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2013, commissions paid under these agency contracts aggregated approximately $502,000.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received fees of $48,000 in 2013 under a marketing consultant agreement and use of a Company vehicle valued at $33,981.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2013, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $55,500.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. received director fees of $500 during 2013, and received $12,412 of Company paid guest travel to attend Company sales conferences and functions.

During 2013, management fees totaling $916,232 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.

The Company holds a common stock investment totaling approximately 6.5% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2013.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  During 2013, fees totaling $594,971 were paid to MNB with respect to these services. Effective November 1, 2011, the Company amended a 36 month sublease on one of the Company’s leased office locations for $6,363 per month with Moody National Bank.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company paid American National Insurance Company (“ANICO”) $175,951 in premiums for certain company sponsored benefit plans and $1,561,865 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,756,873 in premiums for its company sponsored benefit plans. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2013 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2013:
Revenues	$231,032	182,859	188,192	258,184

Earnings (loss)	$16,632	26,991	24,782	27,482

Basic earnings (loss) per share:
Class A	$4.71	7.64	7.01	7.88
Class B	$2.35	3.82	3.51	3.94

Diluted earnings (loss) per share:
Class A	$4.70	7.62	7.00	7.87
Class B	$2.35	3.82	3.51	3.94

Quarterly results of operations for 2012 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2012:
Revenues	$196,662	127,609	190,985	149,407

Earnings (loss)	$19,741	23,246	24,322	25,249

Basic earnings (loss) per share:
Class A	$5.58	6.58	6.88	7.14
Class B	$2.79	3.29	3.44	3.57

Diluted earnings (loss) per share:
Class A	$5.58	6.58	6.88	7.14
Class B	$2.79	3.29	3.44	3.57

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2013 (In thousands)
Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$25,001	27,135	25,001
States, municipalities, and political subdivisions	423,286	425,775	423,286
Foreign governments	9,997	10,156	9,997
Public utilities	864,324	907,859	864,324
Corporate	3,463,521	3,535,203	3,463,521
Mortgage-backed	1,696,887	1,717,546	1,696,887
Asset-backed	27,304	32,470	27,304
Total securities held to maturity	6,510,320	6,656,144	6,510,320

Securities available for sale:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	594	484	484
Foreign governments	9,931	9,775	9,775
Public utilities	233,788	247,405	247,405
Corporate	2,195,124	2,288,911	2,288,911
Mortgage-backed	68,799	73,839	73,839
Asset-backed	15,882	16,252	16,252
Total securities available for sale	2,524,118	2,636,666	2,636,666
Total fixed maturity bonds	9,034,438	9,292,810	9,146,986

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	1,021	1,590	1,590
Banks, trust and insurance companies	740	1,080	1,080
Corporate	3,769	6,208	6,208
Preferred stocks	5,616	6,000	6,000
Total equity securities	11,146	14,878	14,878

Derivatives, index options	169,314	—	169,314
Mortgage loans	132,765	—	132,765
Policy loans	65,969	—	65,969
Other long-term investments (2)	30,991	—	30,991
Total investments other than investments in related parties	$399,039	$—	399,039

Notes:
(1) Bonds are shown at amortized cost, mortgage loans are shown at unpaid principal balances before allowances for possible losses, derivatives are shown at fair value, and real estate is stated at cost before allowances for possible losses.
(2) There was no real estate acquired by foreclosure included in other long-term investments.

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2013	$650	—	—	—	650

December 31, 2012	$4,571	650	(4,571)	—	650

December 31, 2011	$3,926	645	—	—	4,571

Allowance for possible losses on real estate:

December 31, 2013	$1,813	—	(78)	—	1,735

December 31, 2012	$1,758	55	—	—	1,813

December 31, 2011	$2,124	278	(644)	—	1,758

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	March 17, 2014	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 17, 2014
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Ross R. Moody	President and Chief Operating Officer, and Director	March 17, 2014
Ross R. Moody

/S/ Brian M. Pribyl	Senior Vice President - Chief Financial	March 17, 2014
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 17, 2014
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 17, 2014
E. Douglas McLeod

/S/Charles D. Milos	Director	March 17, 2014
Charles D. Milos

/S/Frances A. Moody-Dahlberg	Director	March 17, 2014
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 17, 2014
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 17, 2014
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 17, 2014
E.J. Pederson