Form 10-K/A
period 2013-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2014-03-19
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 14, 2014, the number of shares of Registrant's common stock outstanding was:   Class A - 3,434,765 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of shareholders to be held June 20, 2014, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference into Part III to the extent described herein.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends National Western Life Insurance Company’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on March 17, 2014 (“Original Filing”). This Amendment No. 1 is being filed for the sole purpose of correcting the dates of the Report of Independent Registered Public Accounting Firm in Part II Item 9A and Part IV Item 15 in the Original Filing which were inadvertently dated incorrectly due to administrative error.

The Company’s consolidated balance sheets and consolidated statements of earnings for the periods presented have not been restated from the consolidated balance sheets and consolidated statements of earnings reported in the Original Filing. The XBRL files are not included in this Amendment No. 1 as there were no revisions made to the financial data in the Original Filing.

Except as expressly noted herein, this Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report in the Original Filing. Pursuant to the Rules of the Securities and Exchange Commission, currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed or furnished herewith, as applicable.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Western Life Insurance Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 17, 2014 expressed an unqualified opinion on those consolidated financial statements.

/S/KPMG LLP

Houston, Texas
March 17, 2014

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/KPMG LLP
Houston, Texas
March 17, 2014

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

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	March 19, 2014	/S/Robert L. Moody
By: Robert L. Moody
Chairman of the Board and
Chief Executive Officer, and Director
(Principal Executive Officer)

/S/ Brian M. Pribyl
By: Brian M. Pribyl
Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)