Form 10-Q
period 2014-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2014-05-12
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of May 8, 2014, the number of shares of Registrant's common stock outstanding was: Class A – 3,434,765 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2014	December 31, 2013

Investments:
Securities held to maturity, at amortized cost (fair value: $6,853,264 and $6,656,144)	$6,605,854	6,510,320
Securities available for sale, at fair value (cost: $2,534,116 and $2,535,264)	2,681,662	2,651,544
Mortgage loans, net of allowance for possible losses ($650 and $650)	128,506	132,765
Policy loans	65,144	65,969
Derivatives, index options	134,916	169,314
Other long-term investments	30,682	30,991

Total investments	9,646,764	9,560,903

Cash and short-term investments	132,839	120,859
Deferred policy acquisition costs	774,741	785,706
Deferred sales inducements	163,038	169,570
Accrued investment income	98,564	95,367
Federal income tax receivable	1,786	—
Other assets	94,885	98,011

Total assets	$10,912,617	10,830,416

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2014	December 31, 2013

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,019,804	8,987,062
Traditional life reserves	138,064	138,072
Other policyholder liabilities	143,738	142,587
Deferred Federal income tax liability	22,622	7,199
Federal income tax payable	—	10,067
Other liabilities	110,701	97,481

Total liabilities	9,434,929	9,382,468

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,434,765 issued and outstanding in 2014 and 2013	3,435	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2014 and 2013	200	200
Additional paid-in capital	37,767	37,767
Accumulated other comprehensive income	47,994	38,080
Retained earnings	1,388,292	1,368,466

Total stockholders’ equity	1,477,688	1,447,948

Total liabilities and stockholders' equity	$10,912,617	10,830,416

Note:  The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013

Premiums and other revenues:
Universal life and annuity contract charges	$38,005	37,899
Traditional life premiums	4,271	3,864
Net investment income	108,451	180,814
Other revenues	5,763	6,142
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(32)	382
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(443)
Net OTTI losses recognized in earnings	(35)	(61)
Other net investment gains (losses)	1,548	2,374
Total net realized investment gains (losses)	1,513	2,313

Total revenues	158,003	231,032

Benefits and expenses:
Life and other policy benefits	12,963	12,690
Amortization of deferred policy acquisition costs	28,579	30,804
Universal life and annuity contract interest	62,936	140,300
Other operating expenses	23,463	21,924

Total benefits and expenses	127,941	205,718

Earnings before Federal income taxes	30,062	25,314

Federal income taxes	10,236	8,682

Net earnings	$19,826	16,632

Basic earnings per share:
Class A	$5.61	4.71
Class B	$2.80	2.35

Diluted earnings per share:
Class A	$5.61	4.70
Class B	$2.80	2.35

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Net earnings	$19,826	16,632

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	11,002	(1,125)
Net unrealized liquidity gains (losses)	23	138
Reclassification adjustment for net amounts included in net earnings	(425)	(1,359)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	10,600	(2,346)

Foreign currency translation adjustments	(511)	590

Benefit plans:
Amortization of net prior service cost and net loss	(176)	381

Other comprehensive income	9,913	(1,375)

Comprehensive income	$29,739	15,257

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	—	—

Balance at end of period	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	—	—

Balance at end of period	37,767	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	46,693	91,972
Change in unrealized gains during period, net of tax	10,578	(2,483)

Balance at end of period	57,271	89,489

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,287)	(1,426)
Amortization	57	—
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	25
Change in shadow deferred policy acquisition costs	(35)	(17)

Balance at end of period	(1,265)	(1,418)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(196)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(1)	(133)
Recoveries, net of tax	2	263

Balance at end of period	(1)	(66)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Foreign currency translation adjustments:
Balance at beginning of period	3,241	2,589
Change in translation adjustments during period	(511)	590

Balance at end of period	2,730	3,179

Benefit plan liability adjustment:
Balance at beginning of period	(10,565)	(16,153)
Amortization of net prior service cost and net loss, net of tax	(176)	381

Balance at end of period	(10,741)	(15,772)

Accumulated other comprehensive income at end of period	47,994	75,412

Retained earnings:
Balance at beginning of period	1,368,466	1,273,492
Net earnings	19,826	16,632
Stockholder dividends	—	—

Balance at end of period	1,388,292	1,290,124

Total stockholders' equity	$1,477,688	$1,406,938

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from operating activities:
Net earnings	$19,826	16,632
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	62,936	140,300
Surrender charges and other policy revenues	(4,148)	(3,605)
Realized (gains) losses on investments	(1,513)	(2,313)
Accretion/amortization of discounts and premiums, investments	(216)	(447)
Depreciation and amortization	883	1,406
(Increase) decrease in value of index options	(548)	(74,432)
(Increase) decrease in deferred policy acquisition and sales inducement costs	2,344	(453)
(Increase) decrease in accrued investment income	(3,197)	(4,933)
(Increase) decrease in other assets	(1,515)	(500)
Increase (decrease) in liabilities for future policy benefits	(648)	2,748
Increase (decrease) in other policyholder liabilities	1,151	6,921
Increase (decrease) in Federal income taxes	(2,138)	8,281
Increase (decrease) in other liabilities	(213)	(7,324)
Other, net	1	—

Net cash provided by operating activities	73,005	82,281

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	2,042	609
Other investments	579	2,884
Proceeds from maturities and redemptions of:
Securities held to maturity	134,670	403,974
Securities available for sale	53,872	66,052
Index options	54,133	14,980
Purchases of:
Securities held to maturity	(212,725)	(509,924)
Securities available for sale	(57,141)	(121,242)
Index options	(15,507)	(12,169)
Other investments	(164)	(15)
Principal payments on mortgage loans	5,845	17,000
Cost of mortgage loans acquired	(1,537)	(253)
Decrease (increase) in policy loans	825	406
Other, net	—	(2)

Net cash used in investing activities	(35,108)	(137,700)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Three Months Ended March 31, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	199,563	231,749
Return of account balances on universal life and annuity contracts	(224,969)	(214,665)
Issuance of common stock under stock option plan	—	—

Net cash (used in) provided by financing activities	(25,406)	17,084

Effect of foreign exchange	(511)	590

Net increase (decrease) in cash and short-term investments	11,980	(37,745)
Cash and short-term investments at beginning of period	120,859	124,561

Cash and short-term investments at end of period	$132,839	$86,816

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10	$20
Income taxes	$11,918	$2,484

Noncash operating activities:
Deferral of sales inducements	$(3,450)	$714

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of March 31, 2014, and the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the amounts included in the condensed consolidated statements of earnings that were reclassified from accumulated other comprehensive income during the three months ended March 31, 2014 and 2013.

	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statements of Earnings
	Three Months Ended March 31,
	2014	2013
	(In thousands)
Unrealized gains and losses on available-for-sale securities
	$689	2,114	Other net investment gains (losses)
	(35)	(23)	Net OTTI losses recognized in earnings
	654	2,091	Earnings before Federal income taxes
	229	732	Federal income taxes

	$425	1,359	Net earnings

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

During February 2013, the Financial Accounting Standards Board ("FASB") issued new guidance related to the presentation of amounts reclassified out of accumulated other comprehensive income. The new guidance requires disclosure regarding the statement of income amounts affected by the reclassification. This information is provided in Note 1 of the condensed consolidated financial statements. Implementation of the new guidance did not have an impact on the Company's condensed consolidated financial statements and results of operations.

In July 2013, the FASB issued guidance to amend the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as reduction to deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. The Company adopted this guidance as of January 1, 2014 and the adoption did not have an effect on the deferred tax asset or liability classification on the Company's balance sheet and did not result in any additional disclosures to the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Pubic Accountants ("AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2014 is $112.3 million. The Company did not declare or pay cash dividends on common stocks during the three months ended March 31, 2014 and 2013.

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

	Three Months Ended March 31,
	2014		2013
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$19,826		16,632
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$19,826		16,632

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	19,265	561	16,162	470

Net income	$19,265	561	16,162	470

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	2	—	5	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,440	200

Basic Earnings Per Share	$5.61	2.80	4.71	2.35

Diluted Earnings Per Share	$5.61	2.80	4.70	2.35

Stock options that were outstanding during the three months ended March 31, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was antidilutive were approximately 22,000 and 32,000, respectively.

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Service cost	$42	47
Interest cost	240	218
Expected return on plan assets	(320)	(283)
Amortization of prior service cost	1	1
Amortization of net loss	105	203

Net periodic benefit cost	$68	186

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2014 plan year is zero. In addition, the Company had a remaining contribution payable for the 2013 plan year of $0.2 million as of March 31, 2014 which it will pay during the remainder of 2014. As of March 31, 2014, the Company had contributed a total of $0.1 million to the plan for the 2014 and 2013 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Service cost	$73	44
Interest cost	251	200
Amortization of prior service cost	15	15
Amortization of net loss	323	294

Net periodic benefit cost	$662	553

The Company expects to contribute $2.0 million to these plans in 2014.  As of March 31, 2014, the Company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Interest cost	$28	29
Amortization of prior service cost	26	26
Amortization of net loss	(1)	8

Net periodic benefit cost	$53	63

The Company expects to contribute minimal amounts to the plan in 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2014 and March 31, 2013 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2014
Selected Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$53,815	239,432	644,532	—	937,779
Total segment assets	634,334	1,188,473	8,627,243	264,435	10,714,485
Future policy benefits	554,247	920,665	7,682,956	—	9,157,868
Other policyholder liabilities	11,867	15,587	116,284	—	143,738

Three Months Ended
March 31, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$8,165	29,108	5,003	—	42,276
Net investment income	6,283	10,718	86,617	4,833	108,451
Other revenues	18	241	37	5,467	5,763

Total revenues	14,466	40,067	91,657	10,300	156,490

Life and other policy benefits	2,492	5,035	5,436	—	12,963
Amortization of deferred acquisition costs	2,400	6,745	19,434	—	28,579
Universal life and annuity contract interest	5,105	10,205	47,626	—	62,936
Other operating expenses	4,279	7,025	7,096	5,063	23,463
Federal income taxes (benefit)	65	3,759	4,102	1,780	9,706

Total expenses	14,341	32,769	83,694	6,843	137,647

Segment earnings (loss)	$125	7,298	7,963	3,457	18,843

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$42,276	41,763
Net investment income	108,451	180,814
Other revenues	5,763	6,142
Realized gains (losses) on investments	1,513	2,313

Total condensed consolidated premiums and other revenues	$158,003	231,032

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,706	7,872
Taxes on realized gains (losses) on investments	530	810

Total condensed consolidated Federal income taxes	$10,236	8,682

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net Earnings:
Total segment earnings	$18,843	15,129
Realized gains (losses) on investments, net of taxes	983	1,503

Total condensed consolidated net earnings	$19,826	16,632

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,
	2014	2013
	(In thousands)

Assets:
Total segment assets	$10,714,485	10,321,396
Other unallocated assets	198,132	155,105

Total condensed consolidated assets	$10,912,617	10,476,501

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first three months of 2014 or 2013.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of March 31, 2014 and 2013, the liability balance was $7.1 million and $4.1 million, respectively. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2014	291,000	36,668	$229.24
Exercised	—	(3,000)	$150.00
Forfeited	—	(250)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2014	291,000	33,418	$236.16

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2014	99,461	$156.93
Exercised	(1,475)	$114.64
Forfeited	(1,400)	$158.38
Granted	—	$—

Balance at March 31, 2014	96,586	$157.56

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three months ended March 31, 2014 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $0.5 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The total share-based liabilities paid were $0.5 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was $0.4 million and $0.3 million, respectively. For the quarters ended March 31, 2014 and 2013, the total cash received from the exercise of options under the Plans was $0 and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at March 31, 2014.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Options Exercisable

Exercise prices:
150.00 (options)	2,000	0.2 years	2,000
255.13 (options)	22,418	4.0 years	13,511
208.05 (options)	9,000	4.2 years	9,000
236.00 (SARs)	250	4.4 years	150
114.64 (SARs)	27,068	4.9 years	18,111
132.56 (SARs)	32,268	7.8 years	3,600
210.22 (SARs)	37,000	9.7 years	—

Totals	130,004		46,372

Aggregate intrinsic value (in thousands)	$7,646		$3,273

The aggregate intrinsic value in the table above is based on the closing stock price of $244.50 per share on March 31, 2014.

In estimating the fair value of the options outstanding at March 31, 2014 and December 31, 2013, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	March 31, 2014	December 31, 2013

Expected term of options	0 to 10 years	0 to 10 years
Expected volatility:
Range	16.13% to 39.12%	21.03% to 42.71%
Weighted-average	20.83%	30.50%
Expected dividend yield	0.15%	0.16%
Risk-free rate:
Range	0.12% to 1.52%	0.12% to 3.93%
Weighted-average	0.35%	2.10%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $1.7 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. The related tax expense recognized was $0.6 million and $0.5 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, the total compensation cost related to nonvested options not yet recognized was $3.4 million.  This amount is expected to be recognized over a weighted-average period of 2.5 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company has resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company will also make certain payments to surrendered and annualized policyholders, and has agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. At December 31, 2013, the Company had reserved $6.5 million for the matter which it still maintained as of March 31, 2014.

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

(B) Financial Instruments

In order to meet the financing needs of its customers in the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments are commitments to extend credit which involve elements of credit and interest rate risk in excess of the amounts recognized in the condensed consolidated balance sheet.

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

The Company had $28.0 million of commitments to extend credit relating to mortgage loans at March 31, 2014. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$692	1,796
Realized losses on disposal	(8)	—
Held to maturity debt securities:
Realized gains on disposal	782	329
Realized losses on disposal	(11)	(69)
Equity securities realized gains (losses)	4	318
Real estate gains (losses)	89	—
Mortgage loans write-downs	—	—
Other	—	—

Totals	$1,548	2,374

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 96.9% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$(4)	382
Portion of loss (gain) recognized in comprehensive income	(3)	(443)

Net impairment losses on debt securities recognized in earnings	(7)	(61)
Equity securities impairments	(28)	—

Totals	$(35)	(61)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended March 31, 2014	Twelve Months Ended December 31, 2013

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,472	2,247
Reductions for securities sold during current period	—	(17)
Additions for credit losses not previously recognized in other-than-temporary impairments	7	242

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,472

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,082	1,426	—	24,508
U.S. Treasury	1,915	433	—	2,348
States and political subdivisions	425,741	21,586	(5,059)	442,268
Foreign governments	9,999	43	—	10,042
Public utilities	866,304	58,534	(3,912)	920,926
Corporate	3,535,559	173,952	(44,891)	3,664,620
Mortgage-backed	1,716,534	59,658	(19,568)	1,756,624
Home equity	19,953	4,834	(29)	24,758
Manufactured housing	6,767	403	—	7,170

Totals	$6,605,854	320,869	(73,459)	6,853,264

The table below presents amortized costs and fair values of securities available for sale at March 31, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$593	—	(64)	529
Foreign governments	9,933	92	—	10,025
Public utilities	218,776	14,300	(818)	232,258
Corporate	2,214,837	139,585	(15,037)	2,339,385
Mortgage-backed	63,301	4,589	—	67,890
Home equity	11,978	266	(5)	12,239
Manufactured housing	3,532	117	—	3,649
	2,522,950	158,949	(15,924)	2,665,975

Equity public	11,166	5,006	(485)	15,687

Totals	$2,534,116	163,955	(16,409)	2,681,662

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2013.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,088	1,700	—	24,788
U.S. Treasury	1,913	434	—	2,347
States and political subdivisions	423,286	13,433	(10,944)	425,775
Foreign governments	9,997	159	—	10,156
Public utilities	864,324	53,222	(9,687)	907,859
Corporate	3,463,521	153,442	(81,760)	3,535,203
Mortgage-backed	1,696,887	54,035	(33,376)	1,717,546
Home equity	20,179	4,738	(32)	24,885
Manufactured housing	7,125	460	—	7,585

Totals	$6,510,320	281,623	(135,799)	6,656,144

The table below presents amortized costs and fair values of securities available for sale at December 31, 2013.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$594	—	(110)	484
Foreign governments	9,931	—	(156)	9,775
Public utilities	233,788	15,014	(1,397)	247,405
Corporate	2,195,124	124,519	(30,732)	2,288,911
Mortgage-backed	68,799	5,040	—	73,839
Home equity	12,079	245	(7)	12,317
Manufactured housing	3,803	132	—	3,935
	2,524,118	144,950	(32,402)	2,636,666

Equity public	11,146	4,489	(757)	14,878

Totals	$2,535,264	149,439	(33,159)	2,651,544

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2014.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	40,723	(2,744)	19,738	(2,315)	60,461	(5,059)
Foreign governments	—	—	—	—	—	—
Public utilities	158,771	(2,696)	22,260	(1,216)	181,031	(3,912)
Corporate	850,901	(28,017)	305,147	(16,874)	1,156,048	(44,891)
Mortgage-backed	488,373	(17,572)	29,282	(1,996)	517,655	(19,568)
Home equity	—	—	2,567	(29)	2,567	(29)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$1,538,768	(51,029)	378,994	(22,430)	1,917,762	(73,459)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2014.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	—	—	529	(64)	529	(64)
Foreign governments	—	—	—	—	—	—
Public utilities	20,645	(790)	987	(28)	21,632	(818)
Corporate	265,794	(9,275)	113,874	(5,762)	379,668	(15,037)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,830	(5)	—	—	4,830	(5)
Manufactured housing	—	—	—	—	—	—
	291,269	(10,070)	115,390	(5,854)	406,659	(15,924)

Equity public	3,985	(485)	29	—	4,014	(485)

Total temporarily impaired securities	$295,254	(10,555)	115,419	(5,854)	410,673	(16,409)

Unrealized losses have decreased during the first quarter of 2014 due primarily to the decline in market interest rates. The Company does not consider these investments to be other-than-temporarily impaired as the Company does not intend to sell these securities nor does it think it will be forced to sell until recovery in fair value or maturity, and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the first quarter of 2014, the Company recorded an other-than-temporary impairment on one asset-backed security. The security had a $7 thousand credit impairment which is reported in the Condensed Consolidated Statements of Earnings and there were minimal liquidity gains which did not affect current earnings. The Company intends to hold the security until recovery of fair market value or maturity.

Debt securities. The gross unrealized losses for debt securities are made up of 303 individual issues, or 23.5% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 96.3%. Of the 303 securities, 83, or approximately 27.4%, fall in the 12 months or greater aging category; and 297 were rated investment grade at March 31, 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equity securities.  The gross unrealized losses for equity securities are made up of 15 individual issues.  These holdings are reviewed quarterly for impairment.  One equity security was other-than-temporarily impaired during the three months ended March 31, 2014, in accordance with Company policy.  The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	128,711	(9,249)	8,080	(1,695)	136,791	(10,944)
Foreign governments	—	—	—	—	—	—
Public utilities	260,982	(8,998)	7,821	(689)	268,803	(9,687)
Corporate	1,335,088	(71,330)	117,179	(10,430)	1,452,267	(81,760)
Mortgage-backed	581,373	(32,043)	13,861	(1,333)	595,234	(33,376)
Home equity	—	—	2,617	(32)	2,617	(32)
Manufactured housing	—	—	—	—	—	—

Total temporarily impaired securities	$2,306,154	(121,620)	149,558	(14,179)	2,455,712	(135,799)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$—	—	—	—	—	—
U.S. Treasury	—	—	—	—	—	—
States and political subdivisions	—	—	484	(110)	484	(110)
Foreign governments	9,775	(156)	—	—	9,775	(156)
Public utilities	20,090	(1,343)	962	(54)	21,052	(1,397)
Corporate	532,310	(26,376)	46,187	(4,356)	578,497	(30,732)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,833	(7)	—	—	4,833	(7)
Manufactured housing	—	—	—	—	—	—
	567,008	(27,882)	47,633	(4,520)	614,641	(32,402)

Equity public	3,707	(757)	—	—	3,707	(757)

Total temporarily impaired securities	$570,715	(28,639)	47,633	(4,520)	618,348	(33,159)

(C)	Transfer of Securities

During the three months ended March 31, 2014 and 2013, the Company made no transfers to the held to maturity category from securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due three months or more at March 31, 2014 or 2013. There was no interest income not recognized at March 31, 2014 or 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the loan-to-value ratio using the most recent appraised value.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,366	40.5	$57,445	43.0
50% to 60%	27,073	21.0	23,339	17.5
60% to 70%	17,384	13.5	20,120	15.1
70% to 80%	9,678	7.5	9,723	7.3
80% to 90%	—	—	—	—
Greater than 90%	22,655	17.5	22,788	17.1
Gross balance	129,156	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$128,506	99.5	$132,765	99.5

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

The following table represents the mortgage loan allowance at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Financial assets and liabilities recorded at fair value on the Condensed Consolidated Balance Sheets are categorized as follows:

Level 1: Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. These generally provide the most reliable evidence and are used to measure fair value whenever available. The Company's Level 1 assets are equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets.

Level 2:  Fair value is based upon significant inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable for substantially the full term of the asset or liability through corroboration with observable market data as of the reporting date. Level 2 inputs include quoted market prices in active markets for similar assets and liabilities, quoted market prices in markets that are not active for identical or similar assets or liabilities, model-derived valuations whose inputs are observable or whose significant value drivers are observable and other observable inputs. The Company’s Level 2 assets include fixed maturity debt securities (corporate and private bonds, government or agency securities, asset-backed and mortgage-backed securities), and preferred stock.  Valuations are generally obtained from third party pricing services for identical or comparable assets or determined through use of valuation methodologies using observable market inputs.

Level 3:  Fair value is based on significant unobservable inputs which reflect the entity’s or third party pricing service’s assumptions about the assumptions market participants would use in pricing an asset or liability. The Company’s Level 3 assets are over-the-counter derivative contracts and the Company’s Level 3 liabilities consist of share-based compensation obligations and certain product-related embedded derivatives.  Valuations are estimated based on non-binding broker prices or internally developed valuation models or methodologies, discounted cash flow models and other similar techniques.

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,665,975	—	2,665,975	—
Equity securities, available for sale	15,687	14,297	1,390	—
Derivatives, index options	134,916	—	—	134,916

Total assets	$2,816,578	14,297	2,667,365	134,916

Policyholder account balances (a)	$153,437	—		153,437
Other liabilities (b)	7,099	—	—	7,099

Total liabilities	$160,536	—	—	160,536

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2014, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,636,666	—	2,636,666	—
Equity securities, available for sale	14,878	13,802	1,076	—
Derivatives, index options	169,314	—	—	169,314

Total assets	$2,820,858	13,802	2,637,742	169,314

Policyholder account balances (a)	$187,399	—	—	187,399
Other liabilities (b)	5,939	—	—	5,939

Total liabilities	$193,338	—	—	193,338

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,665,975	—	2,665,975	—
Priced internally	—	—	—	—
Subtotal	2,665,975	—	2,665,975	—

Equity securities, available for sale:
Priced by third-party vendors	15,687	14,297	1,390	—
Priced internally	—	—	—	—
Subtotal	15,687	14,297	1,390	—

Derivatives, index options:
Priced by third-party vendors	134,916	—	—	134,916
Priced internally	—	—	—	—
Subtotal	134,916	—	—	134,916

Total	$2,816,578	14,297	2,667,365	134,916

Percent of total	100.0%	0.5%	94.7%	4.8%

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

	For the Three Months Ended March 31, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	548	548	2,651
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	(34,946)	(34,946)	(35,453)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	134,916	134,916	160,536

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	—	2,085

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three months ended March 31, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2013	$—	—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	1,481
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(126)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	—	—	4,073

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period	$—	—	—	—	1,551

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$134,916	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$134,916

Policyholder account balances	$153,437	Deterministic cash flow model	Projected option cost
Other liabilities	7,099	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$160,536

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1		Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,605,854	6,853,264	—	—	6,853,264	—
Securities available for sale	2,681,662	2,681,662	14,297	—	2,667,365	—

Cash and short-term investments	132,839	132,839	132,839	—	—	—
Mortgage loans	128,506	135,036	—	—	—	135,036
Policy loans	65,144	65,144	—	—	—	65,144
Other loans	2,704	2,937	—	—	—	2,937
Derivatives, index options	134,916	134,916	—	—	—	134,916
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,302,032	6,946,413	—	—	—	6,946,413
Immediate annuity and supplemental contracts	455,511	477,718	—	—	—	477,718

	December 31, 2013
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1		Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,510,320	6,656,144	—	—	6,656,144	—
Securities available for sale	2,651,544	2,651,544	13,802	—	2,637,742	—

Cash and short-term investments	120,859	120,859	120,859	—	—	—
Mortgage loans	132,765	138,159	—	—	—	138,159
Policy loans	65,969	65,969	—	—	—	65,969
Other loans	2,986	3,143	—	—	—	3,143
Derivatives, index options	169,314	169,314	—	—	—	169,314
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,288,861	6,941,902	—	—	—	6,941,902
Immediate annuity and supplemental contracts	463,276	483,690	—	—	—	483,690

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of March 31, 2014 and December 31, 2013, respectively.

	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$134,916

Fixed-index products			Universal Life and Annuity Contracts	$153,437

Total		$134,916		$153,437

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$169,314

Fixed-index products			Universal Life and Annuity Contracts	$187,399

Total		$169,314		$187,399

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2014 and 2013.

		March 31, 2014	March 31, 2013
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$548	74,432

Fixed-index products	Universal life and annuity contract interest	(984)	(78,780)

		$(436)	(4,348)

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2014 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2013 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2014, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2014, the Company maintained approximately 139,300 annuity contracts in force.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 19,200 domestic independent agents contracted. Roughly 14% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2014, the Company had approximately 71,500 international life insurance policies in force representing approximately $19.6 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,400 independent international consultants and brokers currently contracted, 29% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications which are not present within the domestic market that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's excess of fifty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

International:
Universal life	$1,155	1,056
Traditional life	965	737
Equity-index life	3,433	2,363

	5,553	4,156
Domestic:
Universal life	10	113
Traditional life	39	16
Equity-index life	3,447	4,110

	3,496	4,239

Totals	$9,049	8,395

Life insurance sales as measured by annualized first year premiums increased 8% in the first quarter of 2014 as compared to the first quarter of 2013. By market segment, the domestic life insurance line of business posted an 18% decrease over the comparable results during the first quarter of 2013 while international life sales increased 34% during the same time frame.

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

During 2011, the Company first reported that Brazilian insurance regulators had publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and attempt to levy fines. Brazilian insurance regulators have no regulatory authority with respect to the Company. However, this public announcement served to influence the demand for the Company's products resulting in a decrease in the number of new applications for insurance from residents of Brazil.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2014	2013

Percentage of International Sales:
Latin America	83.6%	89.7%
Pacific Rim	10.8	8.5
Eastern Europe	5.6	1.8

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (25%), Peru (12%), Venezuela (11%) and Taiwan (10%) comprising the largest contributions. Sales to residents of Brazil, Peru and Taiwan increased in the first three months of 2014 compared to the same period in 2013 while sales to residents of Venezuela declined during the same period.

The Company's domestic operations have historically been skewed toward annuity sales rather than life insurance sales. In the past few years, however, the domestic life insurance segment has been the Company's primary growth area. Several years ago the Company revamped its domestic life product portfolio creating new and competitive products which included single premium universal life ("SPUL") and equity-index universal life ("EIUL") products. These product offerings were further developed into hybrids of the EIUL and SPUL products, combining features of these core products. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products was positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching their retirement years. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. These life products have been valuable offerings for the Company's distributors as evidenced by the 99% of total domestic life sales in the first three months of 2014.

The Company's implementation of commission caps on domestic policies in 2009 served to discourage sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past few years associated with the Company's revised product portfolio has produced an upward trend in this figure. The Company's sales to international residents have witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Three months ended March 31, 2014	271,300	416,400

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers have looked to international markets to rebuild premium levels. The Company's efforts are directed toward maintaining its competitive advantages in selling to residents in international markets and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 76% of total life sales in the first three months of 2014, as compared to 77% for the same period in 2013.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2014	2013
	($ in thousands)

Universal life:
Number of policies	53,270	56,490
Face amounts	$6,999,300	7,260,430

Traditional life:
Number of policies	38,570	40,470
Face amounts	$3,471,050	3,203,680

Fixed-indexed life:
Number of policies	36,720	34,640
Face amounts	$9,219,240	8,620,960

Rider face amounts	$2,782,230	2,520,900

Total life insurance:
Number of policies	128,560	131,600
Face amounts	$22,471,820	21,605,970

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-index life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At March 31, 2014, the Company’s face amount of life insurance in force was comprised of $19.6 billion from the international line of business and $2.9 billion from the domestic line of business. At March 31, 2013, these amounts were $19.1 billion and $2.5 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Fixed-index annuities	$154,562	163,919
Other deferred annuities	12,993	31,787
Immediate annuities	2,660	2,813

Totals	$170,215	198,519

Annuity sales in the first quarter of 2014 were 14% lower than in the first quarter of 2013 and moderately trailed the pace of the Company's sales goal for the 2014 calendar year of $800 million.

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

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first three months of 2014 this percentage reached 91% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2014	2013
	($ in thousands)

Fixed-index annuities
Number of policies	65,190	61,130
GAAP annuity reserves	$4,851,514	4,364,583

Other deferred annuities
Number of policies	57,430	62,100
GAAP annuity reserves	$2,420,964	2,635,546

Immediate annuities
Number of policies	16,700	17,760
GAAP annuity reserves	$376,217	412,683

Total annuities
Number of policies	139,320	140,990
GAAP annuity reserves	$7,648,695	7,412,812

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. Recent economic data has shown signs of improvement domestically as well as in European markets. There is an emerging consensus that the harsher than normal winter masked an underlying domestic economy gaining momentum. There are ongoing concerns regarding the apparent slowdown in the Chinese economy, and the recent political events in the former Soviet republic regions have added to uncertainty with regards to the the global economy.

In the U.S., a rebound in the housing, energy and car industries depicts an economy that has regained its footing. Payroll and job data thus far support the notion of emerging growth although unemployment levels stubbornly refuse to drop from previous levels. A relatively seamless changeover in the leadership of the Federal Reserve and the avoidance of debt ceiling showdowns in Congress have eliminated other factors which have caused uncertainty to be a nuisance to the business climate. In aggregate, the general economic forecast domestically has gravitated toward a gradually improving scenario. The remaining outlier is the mounting federal debt position and its potential to cause rapid or sustained increases in both interest and inflation rates.

The fixed income market, our primary investment source, has generally experienced an improvement in fundamental credit quality as improved liquidity and positive trends in corporate profitability have provided a more favorable backdrop. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. Fixed maturity investment yields increased solidly during the latter half of 2013 as the ten year U.S. Treasury yield increased to approximately 3.0% by the end of the year. During the first quarter of 2014, yields backed up twenty to thirty basis points. The low overall interest rate environment presents a challenging scenario for obtaining yields to support crediting rates on interest sensitive products although the compression on interest spreads has been somewhat alleviated with the movement up in rates during 2013. The Company continues to manage new annuity sales levels cautiously at current rate levels.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit and the Federal Reserve's "easy money" stimulus threaten to push longer term interest rates higher by creating greater borrowing demand and fueling inflationary conditions, respectfully. Observers of credit markets increasingly predict an eventual rise in yields and speculate as to what may be the impetus to reverse the course of lower rates. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Universal life and annuity contract charges	$38,005	37,899
Traditional life and annuity premiums	4,271	3,864
Net investment income (excluding derivatives)	107,903	106,382
Other revenues	5,763	6,142

Operating revenues	155,942	154,287
Derivative gain (loss)	548	74,432
Net realized investment gains (losses)	1,513	2,313

Total revenues	$158,003	231,032

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were level for the first three months in 2014 compared to 2013 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force being offset by lower administrative charge revenue from lower domestic life and annuity sales in the first quarter of 2014. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,741	33,382
Surrender charges	9,890	8,474
Other charges	303	18
Gross contract revenues	41,934	41,874

Reinsurance premiums	(3,929)	(3,975)

Net contract revenues	$38,005	37,899

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the three months ended March 31, 2014 averaged approximately $22.4 billion while for the same period of 2013 averaged $21.6 billion. Accordingly, for the three months ended March 31, 2014, cost of insurance increased to $25.3 million from $24.6 million at March 31, 2013. Administrative charges pertaining to new business issued decreased to $6.5 million from $8.7 million for the three months ended March 31, 2014 versus March 31, 2013. Due to the substantial increase in the Company's single premium life insurance sales, the Company began deferring the premium load associated with this product in the third quarter of 2013, thus decreasing contract revenues, and set the deferred amount up as an unearned revenue balance to be earned over future periods of the policy life. While reducing administrative charge revenue, the amounts are largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserve liabilities.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first three months of 2014 compared to the same period in 2013. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets. The Company began offering graded death benefit whole life and term products in its domestic markets during the first quarter of 2014.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Gross investment income:
Debt securities	$102,521	102,078
Mortgage loans	2,293	2,610
Policy loans	1,083	1,157
Short-term investments	45	83
Other invested assets	2,278	771

Total investment income	108,220	106,699
Less: investment expenses	317	317

Net investment income (excluding derivatives)	107,903	106,382
Derivative gain (loss)	548	74,432

Net investment income	$108,451	180,814

For the three months ended March 31, 2014, debt securities generated approximately 95% of total investment income, excluding derivative gain (loss). The level of investment income from debt securities through the first quarter of 2014 versus 2013 reflects the marginal increase in the size of the portfolio, generated by investable cash inflows from annuity and single premium life insurance sales in excess of policyholder benefits paid out, somewhat mitigated by higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Mortgage loan investment income for the three months ended March 31, 2014 decreased over the comparable periods in 2013 reflecting a reduction in the portfolio balance due to loan maturities and paydowns. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. The decrease in short-term investment income in 2014 compared to 2013 for the periods shown reflects lower balances held in this category. The increase in investment income for other invested assets for the three months ended March 31, 2014 reflects a real estate profits participation loan held in a subsidiary company which paid off during the during the quarter netting the Company $1.3 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Excluding derivatives:
Net investment income	$107,903	106,382
Average invested assets, at amortized cost	$9,882,427	9,259,294
Annual yield on average invested assets	4.37%	4.60%

Including derivatives:
Net investment income	$108,451	180,814
Average invested assets, at amortized cost	$10,034,268	9,302,983
Annual yield on average invested assets	4.32%	7.77%

The lower yield on average invested assets, excluding derivatives, through the first quarter of 2014 compared to 2013 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2013, the average yield on bond purchases to fund insurance operations was 3.53% representing a 1.21% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2014 had an average yield of 4.01% with spreads decreasing slightly to 1.20% over treasury rates. The weighted average quality of new purchases during the first three months was "A+", which was marginally higher than the overall "A" quality rating of purchases during 2013. In addition, the composite duration of purchases during the first three months of 2014 also was marginally lower than that for 2013 purchases, primarily due to higher coupon rates. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. The ten year treasury bond rate ranged from a low of 2.58% to a high of 2.99% during the first three months of 2014. The ten year treasury bond rate ended 2013 at 3.03% and generally moved lower during the quarter ending at 2.72%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $5.5 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended March 31, 2014, the reference indices slightly increased and the Company recorded an overall gain from index options with substantially a corresponding increase in contract interest expense during this period.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(38,098)	72,112
Realized gain (loss)	38,646	2,320

Total gain (loss) included in net investment income	$548	74,432

Total contract interest	$62,936	140,300

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

Net realized investment gains (losses) - Realized gains on investments in 2014 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2014 consisted of gross gains of $1.6 million offset by gross losses of $0.1 million, which include other-than-temporary impairment losses.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Impairment or valuation write-downs:
Bonds	$7	61
Equities	28	—
Mortgage loans	—	—
Real estate	—	—

Total	$35	61

Bond impairments during the three months ended March 31, 2014 pertained to an asset-backed security whose cash flow and fair value did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on a common stock security in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $44,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Life and other policy benefits	$12,963	12,690
Amortization of deferred policy acquisition costs	28,579	30,804
Universal life and annuity contract interest	62,936	140,300
Other operating expenses	23,463	21,924

Totals	$127,941	205,718

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased to $7.6 million year-to-date 2014 compared to $8.0 million for the first three months of 2013. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master database for deceased individuals which matches with insureds under in force policies of the Company. The results were not substantial given that most of the claims identified were lower face insurance policies issued many years ago by the Company. However, the claim activity for 2013 includes incremental amounts associated with this effort.

Amortization of deferred policy acquisition costs - Life insurance companies are required to defer certain expenses that vary with, and are primarily related to, the cost of acquiring new business. The majority of these acquisition expenses consist of commissions paid to agents, underwriting costs, and certain marketing expenses. Recognition of these deferred policy acquisition costs (“DPAC”) as an expense in the condensed consolidated financial statements occurs over future periods in relation to the expected emergence of profits priced into the products sold. This emergence of profits is based upon assumptions regarding premium payment patterns, mortality, persistency, investment performance, and expense patterns. Companies are required to review universal life and annuity contract assumptions periodically to ascertain whether actual experience has deviated significantly from that assumed. If it is determined that a significant deviation has occurred, the emergence of profits pattern is to be "unlocked" and reset based upon the actual experience. DPAC balances are also adjusted each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (“true-up”) with the adjustment reflected in current period amortization expense. In accordance with GAAP guidance, the Company must also write-off deferred acquisition costs and unearned revenue liabilities upon internal replacement of certain contracts as well as annuitizations of deferred annuities.

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2014 and 2013.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2014	2013
	(In thousands)

Unlocking	$—	—
True-up	3,890	4,206

Totals	$3,890	4,206

True-up adjustments were recorded in 2014 and 2013 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $3.9 million decrease in amortization expense for the three months ended March 31, 2014, and a $4.2 million decrease for the three months ended March 31, 2013. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $3.9 million in the first three months of 2014 whereas the true-up adjustments for the annuity line of business during the same periods were negative by $27,000, incrementally adding to amortization expense. For the three months ended March 31, 2013, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $5.9 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $1.7 million.

No unlocking adjustments were made by the Company in the first three months of 2014 or 2013. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates, excluding and including fixed-index (derivative) products, were as follows:

	March 31,		March 31,
	2014	2013	2014	2013
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.53%	2.73%	2.49%	6.12%
Interest sensitive life	3.81%	3.98%	4.61%	9.87%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) of $0.5 million and $74.4 million for the quarters ended March 31, 2014 and 2013, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the three months ended March 31, 2014 and 2013, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $0.2 million and $(0.6) million, respectively, which thereby decreased (increased) contract interest expense by a like amount. No unlocking adjustments were made in either period.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three months ended March 31, 2014 and 2013 are summarized in the table that follows.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

General insurance expenses	$6,225	6,109
Nursing home expenses	5,063	5,363
Compensation expenses	8,024	6,852
Commission expenses	2,620	1,899
Taxes, licenses and fees	1,531	1,701

Totals	$23,463	21,924

Compensation expenses include share based compensation costs for the Company’s stock option plans related to outstanding vested and unvested stock options. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the three months ended March 31, 2014 share based compensation expense was $1.7 million while for the comparable period in 2013 share based compensation expense was $1.5 million. The market price of the Company's Class A common stock increased approximately 9.4% between December 31, 2013 and March 31, 2014 from $223.55 to $244.50.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and medicare taxes, and other state and municipal taxes. For the three months ended March 31, 2014 these amounts decreased from the comparable period in 2013 largely due to lower premium taxes. Guaranty funds paid to state associations to fund insurance company insolvencies were $0.5 million in the first three months of 2014.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 34.0% for the three months ended March 31, 2014 compared to 34.3% for the three months ended March 31, 2013. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three months ended March 31, 2014 and 2013 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2014	$125	7,298	7,963	3,457	18,843
March 31, 2013	$902	5,631	5,493	3,103	15,129

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$8,165	9,610
Net investment income	6,283	7,773
Other revenues	18	12

Total revenues	14,466	17,395

Benefits and expenses:
Life and other policy benefits	2,492	3,030
Amortization of deferred policy acquisition costs	2,400	2,035
Universal life insurance contract interest	5,105	7,191
Other operating expenses	4,279	3,767

Total benefits and expenses	14,276	16,023

Segment earnings (loss) before Federal income taxes	190	1,372
Provision (benefit) for Federal income taxes	65	470

Segment earnings (loss)	$125	902

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Universal life insurance revenues	$7,649	9,532
Traditional life insurance premiums	2,223	1,471
Reinsurance premiums	(1,707)	(1,393)

Totals	$8,165	9,610

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a three-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 60,000 at December 31, 2012 to 57,700 at December 31, 2013, and to 57,100 at March 31, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first three months of 2014 was 13% lower than in the comparable period for 2013 and the volume of insurance issued was 22% less than that in 2013.

As noted in the discussion of Consolidated Operations results, in the second quarter of 2013 the Company began deferring the premium load on its most popular selling product, single pay life insurance. This resulted in a decrease in universal life insurance revenues during the first quarter of 2014 as compared to 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$23,530	27,378
Renewal premiums	4,773	5,147

Totals	$28,303	32,525

During the past couple of years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued trending higher. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have been decreasing.

Net investment income for this segment of business has been gradually increasing due to the increased new business activity described above and a higher level of investments needed to support the corresponding growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. As noted previously in the Results of Operations discussion, option values were relatively flat in the first three months of 2014 while the 2013 period experienced much larger option value gains.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2014 was consistent compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	1,766	2,128

Totals	$1,766	2,128

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$29,108	28,019
Net investment income	10,718	18,630
Other revenues	241	43

Total revenues	40,067	46,692

Benefits and expenses:
Life and other policy benefits	5,035	3,645
Amortization of deferred policy acquisition costs	6,745	5,787
Universal life insurance contract interest	10,205	21,991
Other operating expenses	7,025	6,708

Total benefits and expenses	29,010	38,131

Segment earnings (losses) before Federal income taxes	11,057	8,561
Provision (benefit) for Federal income taxes	3,759	2,930

Segment earnings (loss)	$7,298	5,631

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Universal life insurance revenues	$28,650	28,142
Traditional life insurance premiums	3,045	2,393
Reinsurance premiums	(2,587)	(2,516)

Totals	$29,108	28,019

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.2 billion at December 31, 2012 to $19.6 billion at December 31, 2013 and leveled off to slightly above $19.6 billion at March 31, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2014 was 13% higher than in the first three months of 2013 and the volume of insurance issued was 35% greater than that issued in 2013 during the same period.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided. However, ongoing global uncertainties may cause a re-emerging concern with international policyholders. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Three months ended March 31, 2014	$461.0	8.5%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2009	2,423.2	13.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$5,723	5,419
Renewal premiums	26,158	27,365

Totals	$31,881	32,784

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $20.4 million and $20.2 million for the first three months of 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$9,702	10,166
Derivative gain (loss)	1,016	8,464

Net investment income	$10,718	18,630

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2013, the average face amount of insurance purchased was approximately $384,000, and in the first three months of 2014, the average was in excess of $416,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	2,150	3,769

Totals	$2,150	3,769

True-up adjustments in the first three months of 2014 and 2013 increased the DPAC balance and decreased amortization expense by a like amount.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$5,003	4,134
Net investment income	86,617	150,378
Other revenues	37	39

Total revenues	91,657	154,551

Benefits and expenses:
Life and other policy benefits	5,436	6,015
Amortization of deferred policy acquisition costs	19,434	22,982
Annuity contract interest	47,626	111,118
Other operating expenses	7,096	6,086

Total benefits and expenses	79,592	146,201

Segment earnings (loss) before Federal income taxes	12,065	8,350
Provision (benefit) for Federal income taxes	4,102	2,857

Segment earnings (loss)	$7,963	5,493

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2014 was 7.1% compared to 6.0% during the same period in 2013.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three months ended March 31, 2014 and 2013 are detailed below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Fixed-index annuities	$155,516	171,779
Other deferred annuities	13,522	26,118
Immediate annuities	2,090	1,902

Totals	$171,128	199,799

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 91% and 86% for the three months ended March 31, 2014 and 2013, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $3.7 million and $7.8 million during the first three months of 2014 and 2013, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$87,829	86,194
Derivative gain (loss)	(1,212)	64,184

Net investment income	$86,617	150,378

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	(27)	(1,691)

Totals	$(27)	(1,691)

As the true-up adjustments decreased the DPAC balances for the three months ended March 31, 2014 and 2013, a corresponding increase in DPAC amortization was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Fixed-index annuities	$21,586	83,183
All other annuities	22,617	28,677

Gross contract interest	44,203	111,860
Bonus interest deferred and capitalized	(3,723)	(7,761)
Bonus interest amortization	7,146	7,019

Total contract interest	$47,626	111,118

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the three months ended March 31, 2014 and 2013, deferred sales inducement balances were increased (reduced) by $0.2 million and $(0.6) million, respectively, for true-up adjustments. These adjustments are included in the above table as a decrease (addition) to bonus interest amortization.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.4 million and $0.7 million of operating earnings in the first three months of 2014 and 2013, respectively. The remaining earnings of $3.1 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

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

	March 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,271,829	96.1	$9,146,986	95.7
Mortgage loans	128,506	1.3	132,765	1.4
Policy loans	65,144	0.7	65,969	0.7
Derivatives, index options	134,916	1.4	169,314	1.8
Real estate	18,064	0.2	18,191	0.2
Equity securities	15,687	0.2	14,878	0.1
Other	12,618	0.1	12,800	0.1

Totals	$9,646,764	100.0	$9,560,903	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2014 and December 31, 2013, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$5,874,944	63.5	$5,752,432	62.8
Mortgage-backed securities	1,784,424	19.2	1,770,726	19.4
Public utilities	1,098,562	11.8	1,111,729	12.2
State and political subdivisions	426,270	4.6	423,770	4.6
U.S. agencies	23,082	0.2	23,088	0.3
Asset-backed securities	42,608	0.5	43,556	0.5
Foreign governments	20,024	0.2	19,772	0.2
U.S. Treasury	1,915	—	1,913	—

Totals	$9,271,829	100.0	$9,146,986	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	($ In thousands)

Cost of acquisitions	$209,490	$1,691,809
Average S&P® quality	A+	A
Effective annual yield	4.01%	3.53%
Spread to treasuries	1.20%	1.21%
Effective duration	8.3 years	8.5 years

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

	March 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$108,853	1.2	$110,688	1.2
AA	2,646,967	28.5	2,608,156	28.5
A	2,844,667	30.7	2,848,866	31.1
BBB	3,493,362	37.7	3,400,650	37.2
BB and other below investment grade	177,980	1.9	178,626	2.0

Totals	$9,271,829	100.0	$9,146,986	100.0

The Company's investment strategy does not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2014	$173,168	177,980	184,314	1.8%

December 31, 2013	$173,974	178,628	183,874	1.9%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2013 due to bond calls, maturities and rating upgrades. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2014 are summarized below, including March 31, 2014 and December 31, 2013 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2014	March 31, 2014	March 31, 2014	December 31, 2013
	(In thousands)

Retail	$17,966	18,094	18,094	18,188
Telecommunications	8,427	12,005	12,055	11,889
Asset-backed securities	6,728	6,728	8,616	8,863
Mortgage-backed	11,351	11,521	11,844	12,402
Transportation	—	139	139	171
Manufacturing	50,845	52,649	56,146	55,535
Banking/finance	33,490	33,673	32,067	32,312
Other	44,361	43,171	45,353	44,514

Totals	$173,168	177,980	184,314	183,874

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

However, the Company does have exposure to the debt of non-financial companies in these countries except Greece. The following table shows bond holdings at March 31, 2014 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2014	March 31, 2014	Country Domiciled
	(In thousands)

Covidien	A	$24,177	24,792	Ireland
CRH	BBB+	3,999	4,520	Ireland
Telefonica	BBB	11,766	13,241	Spain

Totals		$39,942	42,553

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2014	March 31, 2014	Country Domiciled
	(In thousands)

Covidien	A	$4,989	4,738	Ireland
EDP	BB+	17,235	18,659	Portugal
Enel	BBB	19,929	22,453	Italy
Finmeccanica	BB+	15,021	16,107	Italy
Iberdrola Finance	BBB	2,915	3,295	Spain
Kerry Group	BBB+	21,952	20,498	Ireland
Telecom Italia	BB+	2,999	3,049	Italy
Telefonica	BBB	8,117	8,999	Spain
Perrigo	BBB	21,852	21,925	Ireland

Totals		$115,009	119,723

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

During the three months ended March 31, 2014 the Company recorded minimal other-than-temporary impairment credit related write-downs on a debt security and on an equity security. The Company had no other-than-temporary impairment write-downs on debt securities other than on the one asset-backed security whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $6.8 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $4.3 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2014, approximately 28.1% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,853,264	6,605,854	247,410
Securities available for sale:
Debt securities	2,665,975	2,522,950	143,025
Equity securities	15,687	11,166	4,521

Totals	$9,534,926	9,139,970	394,956

Asset-Backed Securities

The Company holds approximately $42.6 million in asset-backed securities as of March 31, 2014. This portfolio includes $10.4 million of manufactured housing bonds and $32.2 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

The Company holds one Alt-A security with a carrying value of $3.2 million. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The average FICO for an Alt-A borrower is approximately 715 compared to a score of 730 for a jumbo prime borrower. The Company's exposure to the Alt-A and subprime sectors is limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. With the government intervention initiatives in 2009, the housing market began to show signs of stabilizing. There was an improvement in the prices of subprime securities as the bond market also became more liquid. All of the loans classified as Alt-A or subprime in the Company's portfolio as of March 31, 2014 were underwritten prior to 2005 as noted in the table below.

	March 31, 2014		December 31, 2013
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,891	3,988	4,033	4,161
2003	3,884	5,366	3,930	5,424
2004	24,417	27,642	24,533	27,617

Subtotal subprime	$32,192	36,996	32,496	37,202

Alt A:
2004	$3,222	3,222	3,535	3,535

As of March 31, 2014, 2 were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $34.1 million for the year ended December 31, 2013 and $1.5 million for the three months ended March 31, 2014. Principal repayments on mortgage loans for the three months ended March 31, 2014 were $5.8 million.

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

The Company held net investments in mortgage loans totaling $128.5 million and $132.8 million at March 31, 2014 and December 31, 2013, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$74,169	57.4	$79,702	59.7
New England	17,323	13.4	17,400	13.0
Mountain	3,218	2.5	3,239	2.4
Pacific	10,344	8.0	10,364	7.8
East North Central	10,719	8.3	10,607	8.0
East South Central	10,054	7.8	10,098	7.6
South Atlantic	1,350	1.1	—	—
Middle Atlantic	1,979	1.5	2,005	1.5
Gross balance	129,156	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$128,506	99.5	$132,765	99.5

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$104,271	80.7	$103,487	77.6
Hotel/Motel	1,662	1.3	3,742	2.8
Land/Lots	3,155	2.4	3,155	2.4
Apartments	12,354	9.6	15,275	11.4
Office	1,269	1.0	1,313	1.0
All other	6,445	5.0	6,443	4.8
Gross balance	129,156	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.5)

Totals	$128,506	99.5	$132,765	99.5

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $18.1 million and $18.2 million at March 31, 2014 and December 31, 2013, respectively. The Company recognized operating income on these properties of approximately $1.7 million for the first three months of 2014. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2014	December 31, 2013
	(In thousands except percentages)

Debt securities - fair value	$9,519,239	9,292,810
Debt securities - amortized cost	$9,128,804	9,034,438
Fair value as a percentage of amortized cost	104.28%	102.86%
Net unrealized gain balance	$390,435	258,372
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.31)%	1.27%

	Net Unrealized Gain Balance
	At March 31, 2014	At December 31, 2013	Change in Net Unrealized Balance

Debt securities held to maturity	$247,410	145,824	101,586
Debt securities available for sale	143,025	112,548	30,477

Totals	$390,435	258,372	132,063

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 31 basis points from 3.03% at year-end 2013 to 2.72% by the end of the first three months of 2014 and the Company's unrealized gain position increased $132.1 million on a portfolio with an amortized cost basis of approximately $9.1 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2013, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2014 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2014.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended March 31, for each respective year, are noted in the table below.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Product Line:
Traditional Life	$1,096	1,168
Universal Life	15,321	13,111
Annuities	125,360	109,397

Total	$141,777	123,676

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $73.0 million and $82.3 million for the three months ended March 31, 2014 and 2013, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $188.5 million and $470.0 million for the three months ended March 31, 2014 and 2013, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $(25.4) million and $17.1 million during the three months ended March 31, 2014 and 2013, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2014, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to theConsolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$28,000	28,000	—	—	—
Operating lease obligations	480	96	192	192	—
Life claims payable (1)	58,103	58,103	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	10,506,689	936,736	1,821,225	1,709,117	6,039,611

Total	$10,593,272	1,022,935	1,821,417	1,709,309	6,039,611

(1) Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims including an estimate of claims incurred but not reported.

(2)  Other long-term liabilities include estimated life and annuity obligations related to death claims, policy surrenders, policy withdrawals, maturities and annuity payments based on mortality, lapse, annuitization, and withdrawal assumptions consistent with the Company's historical experience. The estimated life and annuity obligations shown are undiscounted projected cash outflows that assume interest crediting and market growth consistent with assumptions used in amortizing deferred acquisition costs. They do not include any offsets for future premiums or deposits. Other long-term liabilities also include determinable payout patterns related to immediate annuities. Due to the significance of the assumptions used, the actual cash outflows will differ both in amount and timing, possibly materially, from these estimates.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2014 through January 31, 2014	—	—	N/A	N/A
February 1, 2014 through February 28, 2014	—	—	N/A	N/A
March 1, 2014 through March 31, 2014	3,000	$252.76	N/A	N/A

Total	3,000	$252.76	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	May 12, 2014	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	May 12, 2014	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)