Form 10-Q
period 2014-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2014-08-08
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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
Large accelerated filer  ☐     Accelerated filer  ☑   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑
As of August 7, 2014, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2014	December 31, 2013

Investments:
Securities held to maturity, at amortized cost (fair value: $6,979,345 and $6,656,144)	$6,641,083	6,510,320
Securities available for sale, at fair value (cost: $2,625,676 and $2,535,264)	2,799,450	2,651,544
Mortgage loans, net of allowance for possible losses ($650 and $650)	152,208	132,765
Policy loans	64,988	65,969
Derivatives, index options	146,514	169,314
Other long-term investments	30,421	30,991

Total investments	9,834,664	9,560,903

Cash and short-term investments	133,506	120,859
Deferred policy acquisition costs	774,530	785,706
Deferred sales inducements	159,143	169,570
Accrued investment income	95,816	95,367
Federal income tax receivable	3,434	—
Other assets	94,988	98,011

Total assets	$11,096,081	10,830,416

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2014	December 31, 2013

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,155,686	8,987,062
Traditional life reserves	137,099	138,072
Other policyholder liabilities	149,714	142,587
Deferred Federal income tax liability	30,256	7,199
Federal income tax payable	—	10,067
Other liabilities	107,429	97,481

Total liabilities	9,580,184	9,382,468

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,165 issued and outstanding in 2014 and 3,434,765 in 2013	3,436	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2014 and 2013	200	200
Additional paid-in capital	38,116	37,767
Accumulated other comprehensive income	56,670	38,080
Retained earnings	1,417,475	1,368,466

Total stockholders’ equity	1,515,897	1,447,948

Total liabilities and stockholders' equity	$11,096,081	10,830,416

Note:  The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013

Premiums and other revenues:
Universal life and annuity contract charges	$38,217	40,363
Traditional life premiums	5,169	5,218
Net investment income	155,179	129,687
Other revenues	5,211	5,990
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	—	(72)
Portion of OTTI (gains) losses recognized in other comprehensive income	—	(106)
Net OTTI losses recognized in earnings	—	(178)
Other net investment gains (losses)	3,065	1,779
Total net realized investment gains (losses)	3,065	1,601

Total revenues	206,841	182,859

Benefits and expenses:
Life and other policy benefits	14,796	18,450
Amortization of deferred policy acquisition costs	27,258	28,852
Universal life and annuity contract interest	102,429	71,438
Other operating expenses	19,500	24,843

Total benefits and expenses	163,983	143,583

Earnings before Federal income taxes	42,858	39,276

Federal income taxes	13,675	12,285

Net earnings	$29,183	26,991

Basic earnings per share:
Class A	$8.26	$7.64
Class B	$4.13	$3.82

Diluted earnings per share:
Class A	$8.25	$7.62
Class B	$4.13	$3.82

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013

Premiums and other revenues:
Universal life and annuity contract charges	$76,222	78,262
Traditional life premiums	9,440	9,082
Net investment income	263,630	310,501
Other revenues	10,974	12,132
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(32)	310
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(549)
Net OTTI losses recognized in earnings	(35)	(239)
Other net investment gains (losses)	4,613	4,153
Total net realized investment gains (losses)	4,578	3,914

Total revenues	364,844	413,891

Benefits and expenses:
Life and other policy benefits	27,759	31,140
Amortization of deferred policy acquisition costs	55,837	59,656
Universal life and annuity contract interest	165,365	211,738
Other operating expenses	42,963	46,767

Total benefits and expenses	291,924	349,301

Earnings before Federal income taxes	72,920	64,590

Federal income taxes	23,911	20,967

Net earnings	$49,009	43,623

Basic earnings per share:
Class A	$13.86	$12.34
Class B	$6.93	$6.17

Diluted earnings per share:
Class A	$13.86	$12.32
Class B	$6.93	$6.17

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Net earnings	$29,183	26,991

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	10,892	(33,107)
Net unrealized liquidity gains (losses)	28	20
Reclassification adjustment for net amounts included in net earnings	(1,946)	(1,037)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	8,974	(34,124)

Foreign currency translation adjustments	(122)	3

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(175)	373

Other comprehensive income (loss)	8,677	(33,748)

Comprehensive income (loss)	$37,860	(6,757)

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Net earnings	$49,009	43,623

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	21,894	(34,232)
Net unrealized liquidity gains (losses)	51	158
Reclassification adjustment for net amounts included in net earnings	(2,371)	(2,396)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	19,574	(36,470)

Foreign currency translation adjustments	(633)	593

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(351)	754

Other comprehensive income (loss)	18,590	(35,123)

Comprehensive income	$67,599	8,500

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	1	—

Balance at end of period	3,636	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	349	—

Balance at end of period	38,116	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	46,693	91,972
Change in unrealized gains (losses) during period, net of tax	19,523	(36,628)

Balance at end of period	66,216	55,344

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,287)	(1,426)
Amortization	117	77
Other-than-temporary impairments, non-credit, net of tax	—	23
Additional credit loss on previously impaired securities	—	14
Change in shadow deferred policy acquisition costs	(67)	(77)

Balance at end of period	(1,237)	(1,389)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(196)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(1)	(123)
Recoveries, net of tax	2	244

Balance at end of period	(1)	(75)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Six Months Ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Foreign currency translation adjustments:
Balance at beginning of period	3,241	2,589
Change in translation adjustments during period	(633)	593

Balance at end of period	2,608	3,182

Benefit plan liability adjustment:
Balance at beginning of period	(10,565)	(16,153)
Amortization of net prior service cost and net loss, net of tax	(351)	754

Balance at end of period	(10,916)	(15,399)

Accumulated other comprehensive income at end of period	56,670	41,663

Retained earnings:
Balance at beginning of period	1,368,466	1,273,492
Net earnings	49,009	43,623
Stockholder dividends	—	—

Balance at end of period	1,417,475	1,317,115

Total stockholders' equity	$1,515,897	$1,400,180

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from operating activities:
Net earnings	$49,009	43,623
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	165,365	211,738
Surrender charges and other policy revenues	(9,104)	(7,105)
Realized (gains) losses on investments	(4,578)	(3,914)
Accretion/amortization of discounts and premiums, investments	(465)	(1,487)
Depreciation and amortization	1,741	2,813
(Increase) decrease in value of derivatives	(45,799)	(91,124)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(6,062)	(4,984)
(Increase) decrease in accrued investment income	(449)	(2,224)
(Increase) decrease in other assets	(1,635)	(2,594)
Increase (decrease) in liabilities for future policy benefits	1,344	5,349
Increase (decrease) in other policyholder liabilities	7,127	16,669
Increase (decrease) in Federal income taxes	(984)	(563)
Increase (decrease) in other liabilities	(2,806)	87
Other, net	(1)	—

Net cash provided by operating activities	152,703	166,284

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	1,980
Securities available for sale	5,334	9,670
Other investments	1,016	9,945
Proceeds from maturities and redemptions of:
Securities held to maturity	360,420	710,366
Securities available for sale	102,813	128,127
Derivatives, index options	105,268	54,640
Purchases of:
Securities held to maturity	(477,353)	(970,658)
Securities available for sale	(195,023)	(191,387)
Derivatives, index options	(33,610)	(28,498)
Other investments	(296)	(15)
Principal payments on mortgage loans	10,240	25,490
Cost of mortgage loans acquired	(29,611)	(2,419)
Decrease (increase) in policy loans	981	754
Other, net	2	(4)

Net cash used in investing activities	(149,819)	(252,009)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Six Months Ended June 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	460,611	477,776
Return of account balances on universal life and annuity contracts	(450,565)	(448,973)
Issuance of common stock under stock option plan	350	—

Net cash provided by (used in) financing activities	10,396	28,803

Effect of foreign exchange	(633)	593

Net increase (decrease) in cash and short-term investments	12,647	(56,329)
Cash and short-term investments at beginning of period	120,859	124,561

Cash and short-term investments at end of period	$133,506	$68,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	$30
Income taxes	$24,416	$22,695

Noncash operating activities:
Deferral of sales inducements	$(4,851)	$1,429

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of June 30, 2014, and the results of its operations and its cash flows for the three and six months ended June 30, 2014 and 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)

Other net investment gains (losses)	$2,993	1,720	3,682	3,834
Net OTTI losses recognized in earnings	—	(125)	(35)	(148)
Earnings before Federal income taxes	2,993	1,595	3,647	3,686
Federal income taxes	1,047	558	1,276	1,290

Net earnings	$1,946	1,037	2,371	2,396

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company’s current employee share-based plans do not require performance targets and the adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Pubic Accountants ("AICPA"), and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future condensed consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2014 is $112.3 million. The Company did not declare or pay cash dividends on common stocks during the six months ended June 30, 2014 and 2013.

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

	Three Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$29,183		26,991
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$29,183		26,991

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	28,358	825	26,227	764

Net income	$28,358	825	26,227	764

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	2	—	7	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,442	200

Basic Earnings Per Share	$8.26	4.13	7.64	3.82

Diluted Earnings Per Share	$8.25	4.13	7.62	3.82

Stock options that were outstanding during the three months ended June 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,300 and 32,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$49,009		43,623
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$49,009		43,623

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	47,623	1,386	42,389	1,234

Net income	$47,623	1,386	42,389	1,234

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	2	—	6	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,441	200

Basic Earnings Per Share	$13.86	6.93	12.34	6.17

Diluted Earnings Per Share	$13.86	6.93	12.32	6.17

Stock options that were outstanding during the six months ended June 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,300 and 32,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$42	47	84	95
Interest cost	239	218	479	436
Expected return on plan assets	(319)	(283)	(639)	(567)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	106	203	211	406

Net periodic benefit cost	$69	186	137	372

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2014 plan year is $0.7 million. In addition, the Company had a remaining contribution payable for the 2013 plan year of $0.1 million as of June 30, 2014 which it will pay during the remainder of 2014. As of June 30, 2014, the Company had contributed a total of $0.3 million to the plan for the 2014 and 2013 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$74	45	147	89
Interest cost	251	200	502	400
Amortization of prior service cost	14	14	29	29
Amortization of net loss	324	293	647	587

Net periodic benefit cost	$663	552	1,325	1,105

The Company expects to contribute $2.0 million to these plans in 2014.  As of June 30, 2014, the Company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Interest cost	$27	30	55	59
Amortization of prior service cost	26	25	52	51
Amortization of net loss	(1)	8	(2)	16

Net periodic benefit cost	$52	63	105	126

The Company expects to contribute minimal amounts to the plan in 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2014 and June 30, 2013 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2014
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$57,354	238,211	638,108	—	933,673
Total segment assets	670,565	1,229,589	8,749,666	274,434	10,924,254
Future policy benefits	581,946	934,791	7,776,048	—	9,292,785
Other policyholder liabilities	13,259	12,399	124,056	—	149,714

Three Months Ended
June 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$7,065	29,663	6,658	—	43,386
Net investment income	10,902	16,911	122,666	4,700	155,179
Other revenues	3	60	3	5,145	5,211

Total revenues	17,970	46,634	129,327	9,845	203,776

Life and other policy benefits	1,423	1,668	11,705	—	14,796
Amortization of deferred acquisition costs	1,780	8,808	16,670	—	27,258
Universal life and annuity contract interest	8,158	15,659	78,612	—	102,429
Other operating expenses	3,992	4,835	5,824	4,849	19,500
Federal income taxes (benefit)	851	4,963	5,227	1,561	12,602

Total expenses	16,204	35,933	118,038	6,410	176,585

Segment earnings (loss)	$1,766	10,701	11,289	3,435	27,191

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$15,230	58,771	11,661	—	85,662
Net investment income	17,185	27,629	209,283	9,533	263,630
Other revenues	21	301	40	10,612	10,974

Total revenues	32,436	86,701	220,984	20,145	360,266

Life and other policy benefits	3,915	6,703	17,141	—	27,759
Amortization of deferred acquisition costs	4,180	15,553	36,104	—	55,837
Universal life and annuity contract interest	13,263	25,864	126,238	—	165,365
Other operating expenses	8,271	11,860	12,920	9,912	42,963
Federal income taxes (benefit)	916	8,722	9,329	3,342	22,309

Total expenses	30,545	68,702	201,732	13,254	314,233

Segment earnings (loss)	$1,891	17,999	19,252	6,891	46,033

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2013
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$45,391	231,684	643,014	—	920,089
Total segment assets	522,003	1,134,181	8,420,780	253,831	10,330,795
Future policy benefits	454,359	875,672	7,477,608	—	8,807,639
Other policyholder liabilities	13,109	14,734	137,387	—	165,230

Three Months Ended
June 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$9,413	30,177	5,991	—	45,581
Net investment income	8,242	13,637	102,805	5,003	129,687
Other revenues	(3)	108	(9)	5,894	5,990

Total revenues	17,652	43,922	108,787	10,897	181,258

Life and other policy benefits	1,096	3,225	14,129	—	18,450
Amortization of deferred acquisition costs	2,210	7,926	18,716	—	28,852
Universal life and annuity contract interest	7,868	9,244	54,326	—	71,438
Other operating expenses	4,947	6,125	8,466	5,305	24,843
Federal income taxes (benefit)	468	5,456	4,087	1,714	11,725

Total expenses	16,589	31,976	99,724	7,019	155,308

Segment earnings (loss)	$1,063	11,946	9,063	3,878	25,950

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2013
Condensed Consolidated Income Statements:
Premiums and contract revenues	$19,023	58,196	10,125	—	87,344
Net investment income	16,015	32,267	253,183	9,036	310,501
Other revenues	9	151	30	11,942	12,132

Total revenues	35,047	90,614	263,338	20,978	409,977

Life and other policy benefits	4,126	6,870	20,144	—	31,140
Amortization of deferred acquisition costs	4,245	13,713	41,698	—	59,656
Universal life and annuity contract interest	15,059	31,235	165,444	—	211,738
Other operating expenses	8,714	12,833	14,552	10,668	46,767
Federal income taxes (benefit)	938	8,386	6,944	3,329	19,597

Total expenses	33,082	73,037	248,782	13,997	368,898

Segment earnings (loss)	$1,965	17,577	14,556	6,981	41,079

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$43,386	45,581	85,662	87,344
Net investment income	155,179	129,687	263,630	310,501
Other revenues	5,211	5,990	10,974	12,132
Realized gains (losses) on investments	3,065	1,601	4,578	3,914

Total condensed consolidated premiums and other revenues	$206,841	182,859	364,844	413,891

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$12,602	11,725	22,309	19,597
Taxes on realized gains (losses) on investments	1,073	560	1,602	1,370

Total condensed consolidated Federal income taxes	$13,675	12,285	23,911	20,967

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net Earnings:
Total segment earnings	$27,191	25,950	46,033	41,079
Realized gains (losses) on investments, net of taxes	1,992	1,041	2,976	2,544

Total condensed consolidated net earnings	$29,183	26,991	49,009	43,623

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2014	2013
	(In thousands)

Assets:
Total segment assets	$10,924,254	10,330,795
Other unallocated assets	171,827	181,982

Total condensed consolidated assets	$11,096,081	10,512,777

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first six months of 2014 or the first six months of 2013.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of June 30, 2014 and 2013, the liability balance was $7.7 million and $4.4 million, respectively. A summary of shares available for grant and activity during the six months ended June 30, 2014 is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2014	291,000	36,668	$229.24
Exercised	—	(5,000)	$150.00
Forfeited	—	(400)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2014	291,000	31,268	$241.58

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2014	99,461	$156.93
Exercised	(1,675)	$114.64
Forfeited	(1,400)	$158.38
Granted	—	$—

Balance at June 30, 2014	96,386	$157.64

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the six months ended June 30, 2014 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $0.7 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The total share-based liabilities paid were $0.6 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was $0.6 million and $0.4 million, respectively. For the quarters ended June 30, 2014 and 2013, the total cash received from the exercise of options under the Plans was $0.2 million and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at June 30, 2014.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$255.13 (options)	22,268	3.8 years	17,815
$208.05 (options)	9,000	4.0 years	9,000
$236.00 (SARs)	250	4.2 years	150
$114.64 (SARs)	26,868	4.6 years	17,911
$132.56 (SARs)	32,268	7.5 years	3,600
$210.22 (SARs)	37,000	9.5 years	—

Totals	127,654		48,476

Aggregate intrinsic value (in thousands)	$7,767		$3,209

The aggregate intrinsic value in the table above is based on the closing stock price of $249.41 per share on June 30, 2014.

In estimating the fair value of the options outstanding at June 30, 2014 and December 31, 2013, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	June 30, 2014	December 31, 2013

Expected term of options	3.8 to 9.5 years	0 to 10 years
Expected volatility:
Range	17.50% to 38.54%	21.03% to 42.71%
Weighted-average	22.71%	30.50%
Expected dividend yield	0.14%	0.16%
Risk-free rate:
Range	0.10% to 1.59%	0.12% to 3.93%
Weighted-average	0.49%	2.10%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $0.8 million and$2.5 million for the three and six months ended June 30, 2014 compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2013. The related tax expense recognized was $0.3 million and $0.8 million for the three and six months ended June 30, 2014 compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2013.

As of June 30, 2014, the total compensation cost related to nonvested options not yet recognized was $3.1 million.  This amount is expected to be recognized over a weighted-average period of 2.4 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company has resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company has agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. At December 31, 2013 and March 31, 2014, the Company held reserves of $6.5 million for the matter which approximated the settlement amounts described above.

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

The Company had no commitments to extend credit relating to mortgage loans at June 30, 2014. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$2,985	1,528	3,677	3,324
Realized losses on disposal	(14)	—	(22)	—
Held to maturity debt securities:
Realized gains on disposal	32	61	814	390
Realized losses on disposal	(6)	(3)	(17)	(72)
Equity securities realized gains (losses)	23	193	27	511
Real estate gains (losses)	45	—	134	—
Mortgage loans write-downs	—	—	—	—
Other	—	—	—	—

Totals	$3,065	1,779	4,613	4,153

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 96% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$—	(58)	(4)	324
Portion of loss (gain) recognized in comprehensive income	—	(106)	(3)	(549)

Net impairment losses on debt securities recognized in earnings	—	(164)	(7)	(225)
Equity securities impairments	—	(14)	(28)	(14)

Totals	$—	(178)	(35)	(239)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended June 30, 2014	Six months ended June 30, 2014	Twelve Months Ended December 31, 2013
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,472	2,247
Reductions for securities sold during current period	—	—	(17)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	7	242

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,479	2,472

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,075	1,177	—	24,252
U.S. Treasury	1,917	436	—	2,353
States and political subdivisions	431,661	25,868	(2,165)	455,364
Foreign governments	—	—	—	—
Public utilities	862,772	67,976	(1,040)	929,708
Corporate	3,595,636	206,319	(19,883)	3,782,072
Mortgage-backed	1,700,161	67,049	(12,735)	1,754,475
Home equity	19,762	4,907	—	24,669
Manufactured housing	6,099	353	—	6,452

Totals	$6,641,083	374,085	(35,823)	6,979,345

The table below presents amortized costs and fair values of securities available for sale at June 30, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$592	—	(40)	552
Foreign governments	9,935	370	—	10,305
Public utilities	230,681	14,459	(456)	244,684
Corporate	2,302,436	155,856	(6,476)	2,451,816
Mortgage-backed	55,750	4,400	—	60,150
Home equity	11,906	253	(10)	12,149
Manufactured housing	3,193	100	—	3,293
	2,614,493	175,438	(6,982)	2,782,949

Equity public	11,183	5,584	(266)	16,501

Totals	$2,625,676	181,022	(7,248)	2,799,450

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2014.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	49,578	(2,165)	49,578	(2,165)
Public utilities	—	—	68,885	(1,040)	68,885	(1,040)
Corporate	67,941	(36)	855,865	(19,847)	923,806	(19,883)
Mortgage-backed	76,145	(310)	272,530	(12,425)	348,675	(12,735)

Total temporarily impaired securities	$144,086	(346)	1,246,858	(35,477)	1,390,944	(35,823)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2014.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	552	(40)	552	(40)
Public utilities	—	—	18,505	(456)	18,505	(456)
Corporate	35,561	(251)	257,039	(6,225)	292,600	(6,476)
Home equity	—	—	4,825	(10)	4,825	(10)
	35,561	(251)	280,921	(6,731)	316,482	(6,982)

Equity public	202	(11)	3,778	(255)	3,980	(266)

Total temporarily impaired securities	$35,763	(262)	284,699	(6,986)	320,462	(7,248)

Unrealized losses for securities held to maturity and securities available for sale decreased during the first six months of 2014 due primarily to the decline in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

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

Debt securities. The gross unrealized losses for debt securities are made up of 219 individual issues, or 16.8% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.6%. Of the 219 securities, 201, or 91.8%, fall in the 12 months or greater aging category; and 214 were rated investment grade at June 30, 2014.

Equity securities.  The gross unrealized losses for equity securities are made up of 10 individual issues.  These holdings are reviewed quarterly for impairment.  One equity security was other-than-temporarily impaired during the six months ended June 30, 2014, in accordance with Company policy.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$128,711	(9,249)	8,080	(1,695)	136,791	(10,944)
Public utilities	260,982	(8,998)	7,821	(689)	268,803	(9,687)
Corporate	1,335,088	(71,330)	117,179	(10,430)	1,452,267	(81,760)
Mortgage-backed	581,373	(32,043)	13,861	(1,333)	595,234	(33,376)
Home equity	—	—	2,617	(32)	2,617	(32)

Total temporarily impaired securities	$2,306,154	(121,620)	149,558	(14,179)	2,455,712	(135,799)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	—	—	484	(110)	484	(110)
Foreign governments	$9,775	(156)	—	—	9,775	(156)
Public utilities	20,090	(1,343)	962	(54)	21,052	(1,397)
Corporate	532,310	(26,376)	46,187	(4,356)	578,497	(30,732)
Home equity	4,833	(7)	—	—	4,833	(7)
	567,008	(27,882)	47,633	(4,520)	614,641	(32,402)

Equity public	3,707	(757)	—	—	3,707	(757)

Total temporarily impaired securities	$570,715	(28,639)	47,633	(4,520)	618,348	(33,159)

(C)	Transfer of Securities

During the six months ended June 30, 2014 and 2013, the Company made no transfers to the held to maturity category from securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2014 or 2013 and as a result all interest income was recognized at June 30, 2014 or 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$51,827	33.9	$57,445	43.0
50% to 60%	28,194	18.4	23,339	17.5
60% to 70%	44,263	29.0	20,120	15.1
70% to 80%	8,515	5.6	9,723	7.3
80% to 90%	—	—	—	—
Greater than 90%	20,059	13.1	22,788	17.1
Gross balance	152,858	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,208	99.6	$132,765	99.5

(1) Loan-to-Value Ratio determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

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

The following table represents the mortgage loan allowance at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

For financial instruments the FASB provides guidance which defines fair value, establishes a framework for measuring fair value under GAAP, and requires additional disclosures about fair value measurements. In compliance with this GAAP guidance, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into the required three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,782,949	—	2,782,949	—
Equity securities, available for sale	16,501	15,083	1,418	—
Derivatives, index options	146,514	—	—	146,514

Total assets	$2,945,964	15,083	2,784,367	146,514

Policyholder account balances (a)	$163,770	—		163,770
Other liabilities (b)	7,658	—	—	7,658

Total liabilities	$171,428	—	—	171,428

During the three and six months ended June 30, 2014, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,636,666	—	2,636,666	—
Equity securities, available for sale	14,878	13,802	1,076	—
Derivatives, index options	169,314	—	—	169,314

Total assets	$2,820,858	13,802	2,637,742	169,314

Policyholder account balances (a)	$187,399	—	—	187,399
Other liabilities (b)	5,939	—	—	5,939

Total liabilities	$193,338	—	—	193,338

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,782,949	—	2,782,949	—
Priced internally	—	—	—	—
Subtotal	2,782,949	—	2,782,949	—

Equity securities, available for sale:
Priced by third-party vendors	16,501	15,083	1,418	—
Priced internally	—	—	—	—
Subtotal	16,501	15,083	1,418	—

Derivatives, index options:
Priced by third-party vendors	146,514	—	—	146,514
Priced internally	—	—	—	—
Subtotal	146,514	—	—	146,514

Total	$2,945,964	15,083	2,784,367	146,514

Percent of total	100.0%	0.5%	94.5%	5.0%

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,636,666	—	2,636,666	—
Priced internally	—	—	—	—
Subtotal	2,636,666	—	2,636,666	—

Equity securities, available for sale:
Priced by third-party vendors	14,878	13,802	1,076	—
Priced internally	—	—	—	—
Subtotal	14,878	13,802	1,076	—

Derivatives, index options:
Priced by third-party vendors	169,314	—	—	169,314
Priced internally	—	—	—	—
Subtotal	169,314	—	—	169,314

Total	$2,820,858	13,802	2,637,742	169,314

Percent of total	100.0%	0.5%	93.5%	6.0%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended June 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2014	$—	—	134,916	134,916	160,536
Total realized and unrealized gains (losses):
Included in net income	—	—	45,251	45,251	44,779
Included in other comprehensive income	—	—		—	—
Purchases, sales, issuances and settlements, net			(33,653)	(33,653)	(33,887)
Transfers into (out of) Level 3	—	—		—	—

Balance at end of period	$—	—	146,514	146,514	171,428

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	—	43,313	43,313	1,006

	For the Three Months ended June 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2013	$—	—	—	—	4,073
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	1,484
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(1,187)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	—	—	4,370

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	—	—	—	2,190

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	45,799	45,799	47,430
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	(68,599)	(68,599)	(69,340)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	146,514	146,514	171,428

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	—	44,200	44,200	3,091

	Six Months Ended June 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	2,966
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(1,314)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	—	—	4,370

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$—	—	—	—	3,742

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$146,514	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$146,514

Policyholder account balances	$163,770	Deterministic cash flow model	Projected option cost
Other liabilities	7,658	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$171,428

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$169,314	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$169,314

Policyholder account balances	$187,399	Deterministic cash flow model	Projected option cost
Other liabilities	5,939	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$193,338

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,641,083	6,979,345	—	6,979,345	—
Securities available for sale	2,799,450	2,799,450	15,083	2,784,367	—

Cash and short-term investments	133,506	133,506	133,506	—	—
Mortgage loans	152,208	158,893	—	—	158,893
Policy loans	64,988	64,988	—	—	64,988
Other loans	2,705	2,855	—	—	2,855
Derivatives, index options	146,514	146,514	—	—	146,514
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,402,701	7,038,029	—	—	7,038,029
Immediate annuity and supplemental contracts	447,040	471,381	—	—	471,381

	December 31, 2013
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,510,320	6,656,144	—	6,656,144	—
Securities available for sale	2,651,544	2,651,544	13,802	2,637,742	—

Cash and short-term investments	120,859	120,859	120,859	—	—
Mortgage loans	132,765	138,159	—	—	138,159
Policy loans	65,969	65,969	—	—	65,969
Other loans	2,986	3,143	—	—	3,143
Derivatives, index options	169,314	169,314	—	—	169,314
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,288,861	6,941,902	—	—	6,941,902
Immediate annuity and supplemental contracts	463,276	483,690	—	—	483,690

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of June 30, 2014 and December 31, 2013, respectively.

	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$146,514

Fixed-index products			Universal Life and Annuity Contracts	$163,770

Total		$146,514		$163,770

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$169,314

Fixed-index products			Universal Life and Annuity Contracts	$187,399

Total		$169,314		$187,399

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2014 and 2013.

		June 30, 2014	June 30, 2013
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$45,251	16,692

Fixed-index products	Universal life and annuity contract interest	(43,986)	(13,988)

		$1,265	2,704

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the six months ended June 30, 2014 and 2013.

		June 30, 2014	June 30, 2013
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$45,799	91,124

Fixed-index products	Universal life and annuity contract interest	(44,970)	(92,768)

		$829	(1,644)

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2014 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2013 Annual Report filed on Form 10-K with the SEC.

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

Due to the business of accepting funds to pay future obligations in later years and the underlying economics, the relevant factors affecting the Company’s business and profitability include the following:

•	the level of sales and premium revenues collected
•	persistency of policies and contracts
•	returns on investments sufficient to produce acceptable spread margins over interest crediting rates
•	investment credit quality which minimizes the risk of default or impairment
•	levels of policy benefits and costs to acquire business
•	the level of operating expenses
•	effect of interest rate changes on revenues and investments including asset and liability matching
•	maintaining adequate levels of capital and surplus
•	actual levels of surrenders, withdrawals, claims and interest spreads
•	changes in assumptions for amortization of deferred policy acquisition expenses and deferred sales inducements
•	changes in the fair value of derivative index options and embedded derivatives pertaining to fixed-index life and annuity products
•	pricing and availability of adequate reinsurance
•	litigation subject to unfavorable judicial development, including the time and expense of litigation

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance in 2014, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2014, the Company maintained approximately 139,300 annuity contracts in force and 56,600 domestic life insurance policies in force representing $2.9 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 20,500 domestic independent agents contracted. Roughly 13% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2014, the Company had approximately 71,000 international life insurance policies in force representing approximately $19.6 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 3,500 independent international consultants and brokers currently contracted, 28% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's excess of fifty years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)

International:
Universal life	$1,045	1,167	2,200	2,223
Traditional life	905	830	1,870	1,567
Equity-index life	3,109	3,236	6,542	5,599

	5,059	5,233	10,612	9,389
Domestic:
Universal life	56	46	66	159
Traditional life	43	12	82	28
Equity-index life	4,344	4,829	7,791	8,939

	4,443	4,887	7,939	9,126

Totals	$9,502	10,120	18,551	18,515

Life insurance sales as measured by annualized first year premiums decreased 6% in the second quarter of 2014 as compared to the second quarter of 2013. By market segment, the domestic life insurance line of business posted a 9% decrease over the comparable results during the second quarter of 2013 while international life sales decreased 3% during the same time frame. For the six months ended June 30th, total life insurance sales were level as international life insurance sales increased 13% during this period while domestic life insurance sales declined 13%.

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

During 2011, the Company first reported that Brazilian insurance regulators had publicly stated their intention to curtail the sales activity of certain foreign multinational insurers, including National Western, and had attempted to levy fines. Brazilian insurance regulators have no regulatory authority with respect to the Company. However, at the time this public announcement served to influence the demand for the Company's products resulting in a decrease in the number of new applications for insurance from residents of Brazil. However, beginning in 2013, application levels from residents in Brazil began trending back upwards.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Six Months Ended June 30,
	2014	2013

Percentage of International Sales:
Latin America	84.9%	90.1%
Pacific Rim	10.5	7.4
Eastern Europe	4.6	2.5

Totals	100.0%	100.0%

During the first six months of 2014, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (23%), Peru (14%), Venezuela (12%) and Taiwan (10%) comprising the largest contributions. Sales to residents of Brazil, Peru and Taiwan increased in the first six months of 2014 compared to the same period in 2013 while sales to residents of Venezuela declined during the same period.

The Company's domestic operations have historically been skewed toward annuity sales rather than life insurance sales. In the past few years, however, the domestic life insurance segment has been the Company's primary growth area. Several years ago the Company revamped its domestic life product portfolio creating new and competitive products which included single premium universal life ("SPUL") and equity-index universal life ("EIUL") products. These product offerings were further developed into hybrids of the EIUL and SPUL products, combining features of these core products. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products was positioned to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began reaching their retirement years. These products are designed to facilitate the wealth transfer of accumulated savings of this segment of the population via systematic funding mechanisms such as single premium immediate annuities. The new life products have been valuable offerings for the Company's distributors as evidenced by comprising 98% of total domestic life sales in the first six months of 2014.

The Company's implementation of commission caps on domestic policies in 2009 served to discourage sales of larger face amounts resulting in lower sales levels and amounts of insurance per policy as shown below. While the average new policy face amounts subsequently declined, the increased sales activity in the past few years associated with the Company's revised product portfolio produced an upward trend in this figure. The Company's sales to international residents witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period. Thus far in 2014 the average new policy face amount has remained consistent with 2013.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Six months ended June 30, 2014	278,300	383,700

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers have looked to international markets to rebuild premium levels. The Company's efforts are directed toward maintaining its competitive advantages in selling to residents in international markets and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 77% of total life sales in the first six months of 2014, as compared to 79% for the same period in 2013.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2014	2013
	($ in thousands)

Universal life:
Number of policies	52,470	55,550
Face amounts	$6,924,620	7,167,230

Traditional life:
Number of policies	38,130	39,990
Face amounts	$3,515,490	3,285,660

Fixed-index life:
Number of policies	37,050	35,150
Face amounts	$9,261,500	8,711,190

Rider face amounts	$2,827,290	2,585,920

Total life insurance:
Number of policies	127,650	130,690
Face amounts	$22,528,900	21,750,000

The Company's domestic in force business includes final expense policies and other smaller face amount traditional life policies written over the past several decades. As the Company's domestic product portfolio has changed to higher face amount universal life and fixed-index life policies, a decline in the number of traditional life policies in force has been steadily occurring.

At June 30, 2014, the Company’s face amount of life insurance in force was comprised of $19.6 billion from the international line of business and $2.9 billion from the domestic line of business. At June 30, 2013, these amounts were $19.1 billion and $2.6 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$198,326	180,878	352,888	344,797
Other deferred annuities	19,969	21,316	32,962	53,103
Immediate annuities	2,057	4,060	4,717	6,873

Totals	$220,352	206,254	390,567	404,773

Annuity sales in the second quarter of 2014 were 7% higher than in the second quarter of 2013. For the first six months of the year, annuity sales trailed the level in 2013 by approximately 4%. Annuity sales in the first half of 2014 are generally in line with the Company's sales goal for the year of $800 million.

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

Under the auspices of the Company's enterprise risk management (ERM) processes, management evaluated the potential ramifications of continuing a high level of annuity sales in the current depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Taken into consideration was the Federal Reserve's announced intention to maintain interest rates at current levels over the next several years and hints of ongoing quantitative easing initiatives. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined in 2012 that managing to a lower level of annuity sales was prudent given the environment.

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first six months of 2014 this percentage reached 90% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2014	2013
	($ in thousands)

Fixed-index annuities
Number of policies	66,550	62,420
GAAP annuity reserves	$4,997,973	4,480,504

Other deferred annuities
Number of policies	56,340	60,780
GAAP annuity reserves	$2,372,493	2,571,112

Immediate annuities
Number of policies	16,440	17,580
GAAP annuity reserves	$369,030	399,479

Total annuities
Number of policies	139,330	140,780
GAAP annuity reserves	$7,739,496	7,451,095

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. While first quarter GDP reflected a contraction in the economy, more recent data has generally exhibited signs of improvement domestically. There is a consensus that the harsher than normal winter masked an underlying domestic economy gaining momentum. Internationally, recent political events have reintroduced uncertainty into financial markets. These events include the Ukrainian government crisis and the role Russia may be serving with the pro-Russian insurgents, the military strikes back and forth between Israel and the Gaza strip, and the recapturing of regions in northern Iraq and surrounding areas by militant Islamic extremists focused on establishing a new territory of self-rule. Each of these have incrementally added to uncertainty given potential ramifications to the the global economy.

In the U.S., equity markets have climbed into record territories based upon the easy money policies of the Federal Reserve and the rebound in certain sectors of the economy. Payroll and job data provide conflicting signals with respect to growth. Although job growth during the past quarter has been stronger and unemployment levels continue to slowly decline from previous levels, the growth in jobs has been mainly in part-time positions at the expense of full-time employment. The leadership of the Federal Reserve has indicated confidence in the economy's strength and direction by announcing in advance their intention to cease one of their quantitative easing initiatives involving the purchase of long-term treasury securities. Some economists have speculated whether the U.S. is in a new paradigm of slow growth and that the days of rapid economic expansion may be a thing of the past. The mounting federal debt position typically is pointed to as the anchor impeding future economic growth.

The fixed income market, our primary investment source, has generally experienced an improvement in fundamental credit quality as improved liquidity and positive trends in corporate profitability have provided a more favorable backdrop. The Company experienced minimal impairment and degradation of quality in its fixed income holdings during the financial crisis and subsequent recovery. While fixed maturity investment yields increased solidly during the latter half of 2013 as the ten year U.S. Treasury yield increased to approximately 3.0% by the end of the year, during the first six months of 2014, yields have declined approximately fifty basis points. The low overall interest rate environment presents a challenging scenario for obtaining yields to support crediting rates on interest sensitive products and avert the compression on interest spreads. The Company continues to manage new annuity sales levels cautiously at current rate levels.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. It is generally held that a move up to 100 basis points would not be sufficient to drive the policyholder behavior in this direction. However, a relatively quick expansion of 200 to 300 basis points in rates may increase the potential for incremental policy lapses. Observers of credit markets increasingly predict an eventual rise in yields and speculate as to what may be the circumstance reversing the course of lower rates. Sentiment at the present time is that the conditions for a sudden increase in rates are not evident or on the near-term horizon. Irrespective, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

Our operating strategy continues to include a focus on maintaining capital levels substantially above regulatory and rating agency requirements. The Company maintains resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Universal life and annuity contract charges	$38,217	40,363	76,222	78,262
Traditional life premiums	5,169	5,218	9,440	9,082
Net investment income (excluding derivatives)	109,928	112,995	217,831	219,377
Other revenues	5,211	5,990	10,974	12,132

Operating revenues	158,525	164,566	314,467	318,853
Derivative gain (loss)	45,251	16,692	45,799	91,124
Net realized investment gains (losses)	3,065	1,601	4,578	3,914

Total revenues	$206,841	182,859	364,844	413,891

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were level for the first six months in 2014 compared to 2013 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force being offset by lower administrative charge revenue from lower domestic life and annuity sales in the first quarter of 2014. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$31,813	33,919	63,554	67,301
Surrender charges	11,146	9,550	21,036	18,024
Other charges	(1,160)	392	(857)	410
Gross contract revenues	41,799	43,861	83,733	85,735

Reinsurance premiums	(3,582)	(3,498)	(7,511)	(7,473)

Net contract revenues	$38,217	40,363	76,222	78,262

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the six months ended June 30, 2014 averaged approximately $22.5 billion while for the same period of 2013 averaged $21.6 billion. Accordingly, for the six months ended June 30, 2014, cost of insurance charges increased to $50.5 million from $49.3 million at June 30, 2013. For the second quarter ended June 30th, cost of insurance charges recognized increased to $25.2 million in 2014 from $24.7 million in the same period of 2013. Administrative charges pertaining to new business issued decreased to $13.1 million from $18.0 million for the six months ended June 30, 2014 versus June 30, 2013. Due to the substantial increase in the Company's single premium life insurance sales, the Company began deferring the premium load associated with this product in the third quarter of 2013, thus decreasing contract revenues, and set the deferred amount up as an unearned revenue balance to be earned over future periods of the policy life. While reducing administrative charge revenue, the amounts are largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserve liabilities. For the three months ended June 30, 2014 and 2013, administrative charges from new business issued were $6.6 million and $9.3 million, respectively.

Surrender charges assessed against policyholder account balances upon withdrawal increased 17% in the second quarter of 2014 over the comparable prior year period and incurred a similar increase for the six months ended June 30th. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force, additional contract revenues are realized and the Company continues to make an interest rate spread on outstanding policyholder account balances (the difference between what is earned on invested assets and the amount credited to policyholders). In the first six months of 2014, lapse rates on life insurance policies were consistent with the prior year while annuity lapse rates increased over the 2013 level.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first six months of 2014 compared to the same period in 2013. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets. The Company began offering graded death benefit whole life and term products in its domestic markets during 2014.

Net investment income - To ensure the Company will be able to honor future commitments to policyholders and provide a financial return, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed maturity debt securities. The income from these investments is closely monitored by the Company due to its significant impact on the business. A detail of net investment income (with and without index option gains and losses) is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Gross investment income:
Debt securities	$102,688	104,115	205,209	206,193
Mortgage loans	2,418	2,349	4,711	4,959
Policy loans	1,055	1,161	2,138	2,318
Short-term investments	76	78	121	161
Other invested assets	3,956	5,438	6,234	6,209

Total investment income	110,193	113,141	218,413	219,840
Less: investment expenses	265	146	582	463

Net investment income (excluding derivatives)	109,928	112,995	217,831	219,377
Derivative gain (loss)	45,251	16,692	45,799	91,124

Net investment income	$155,179	129,687	263,630	310,501

For the six months ended June 30, 2014, debt securities generated approximately 94% of total investment income, excluding derivative gain (loss). The level of investment income from debt securities through the second quarter of 2014 versus 2013 reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during 2014 remain below the portfolio's weighted average yield. Mortgage loan investment income for the six months ended June 30, 2014 decreased over the comparable period in 2013 reflecting declining trend over several years in the portfolio balance due to loan maturities and paydowns and the absence of significant new loan volume. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. During the second quarter of 2014 the Company originated new mortgage loans in the amount of $28.1 million. The decrease in short-term investment income in 2014 compared to 2013 for the periods shown reflects lower balances held in this category.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows.

	Six Months Ended June 30,
	2014	2013
	(In thousands)

Excluding derivatives:
Net investment income	$217,831	219,377
Average invested assets, at amortized cost	$9,512,513	9,020,747
Annual yield on average invested assets	4.58%	4.86%

Including derivatives:
Net investment income	$263,630	310,501
Average invested assets, at amortized cost	$9,670,426	9,110,637
Annual yield on average invested assets	5.45%	6.82%

The lower yield on average invested assets, excluding derivatives, through the second quarter of 2014 compared to 2013 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2013, the average yield on bond purchases to fund insurance operations was 3.53% representing a 1.21% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2014 had an average yield of 3.85% with spreads decreasing slightly to 1.14% over treasury rates. The weighted average quality of new purchases during the first six months was "A", which matched the overall "A" quality rating of purchases during 2013. In addition, the composite duration of purchases during the first six months of 2014 also was marginally lower than that for 2013 purchases, primarily due to higher coupon rates. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2013 at a rate of 3.03%, the daily closing yield of the ten year treasury bond ranged from a low of 2.44% to a high of 2.99% during the first half of 2014, generally moving lower during the period, and ended the second calendar quarter at 2.53%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $10.6 million and $11.9 million for the six months ended June 30, 2014 and 2013, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2014.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended June 30, 2014, the reference indices slightly increased and the Company recorded an overall gain from index options with substantially a corresponding increase in contract interest expense during this period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Derivatives:
Unrealized gain (loss)	$9,872	(10,562)	(28,226)	61,550
Realized gain (loss)	35,379	27,254	74,025	29,574

Total gain (loss) included in net investment income	$45,251	16,692	45,799	91,124

Total contract interest	$102,429	71,438	165,365	211,738

The economic impact of option performance in the Company's financial statements is not generally determined solely by the option gain or loss included in net investment income as there is a corresponding amount recorded in the contract interest expense line. Rather, the Company's profitability with respect to these options is dependent upon the purchase cost of the option remaining within the financial budget for purchasing options embedded in the product pricing. Option prices vary with interest rates, volatility, and dividend yields among other things. As option prices vary, the Company manages for the variability by making offsetting adjustments to product caps, participation rates, and management fees. For the periods shown, the Company's option costs have been within the product pricing budgets.

Net realized investment gains (losses) - Realized gains on investments in 2014 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2014 consisted of gross gains of $4.7 million offset by gross losses of $0.1 million, which include other-than-temporary impairment losses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	164	7	225
Equities	—	14	28	14

Total	$—	178	35	239

As shown in the table above, the Company did not incur impairment or valuation write-downs during the quarter ended June 30, 2014. Bond impairments during the six months ended June 30, 2014 pertained to an asset-backed security whose cash flow and fair value did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on a common stock security in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $44,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Life and other policy benefits	$14,796	18,450	27,759	31,140
Amortization of deferred policy acquisition costs	27,258	28,852	55,837	59,656
Universal life and annuity contract interest	102,429	71,438	165,365	211,738
Other operating expenses	19,500	24,843	42,963	46,767

Totals	$163,983	143,583	291,924	349,301

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased marginally to $17.3 million year-to-date in 2014 compared to $17.6 million for the first six months of 2013. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

Although not utilized previously, the Company initiated a process beginning in 2012 to identify unreported death claims by researching the Social Security Administration master database for deceased individuals which matches with insureds under in force policies of the Company. The results were not substantial given that most of the claims identified were lower face insurance policies issued many years ago by the Company. However, the claim activity for 2013 includes incremental amounts associated with this effort.

In the second quarter of 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contracts for surrenders and partial withdrawals transacted over a number of prior years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2014 and 2013.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Unlocking	$—	—	—	—
True-up	208	5,523	4,098	9,729

Totals	$208	5,523	4,098	9,729

True-up adjustments were recorded in 2014 and 2013 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $0.2 million decrease in amortization expense for the three months ended June 30, 2014, and a $5.5 million decrease for the three months ended June 30, 2013. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $8.0 million in the first six months of 2014 whereas the true-up adjustments for the annuity line of business during the same period were negative by $3.9 million incrementally adding to amortization expense. For the six months ended June 30, 2013, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $11.6 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $1.9 million.

No unlocking adjustments were made by the Company in the first six months of 2014 or 2013. While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates through the first six months, excluding and including fixed-index (derivative) products, were as follows:

	June 30,		June 30,
	2014	2013	2014	2013
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.52%	2.70%	3.29%	4.40%
Interest sensitive life	3.79%	3.94%	6.16%	8.53%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains (losses) of $45.3 million and $16.7 million for the quarters ended June 30, 2014 and 2013, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the six months ended June 30, 2014 and 2013, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in decreased balance sheet amounts of $0.8 million and $0.6 million, respectively, which thereby increased contract interest expense by a like amount. No unlocking adjustments were made in either period.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and six months ended June 30, 2014 and 2013 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

General insurance expenses	$3,490	9,288	9,715	15,397
Nursing home expenses	4,849	5,306	9,912	10,669
Compensation expenses	6,356	7,038	14,380	13,890
Commission expenses	2,661	840	5,281	2,739
Taxes, licenses and fees	2,144	2,371	3,675	4,072

Totals	$19,500	24,843	42,963	46,767

General insurance expenses include legal expenses and amounts provided for various legal matters and outstanding litigation. During the second quarter ended June 30, 2013, the Company accrued $3.5 million pertaining to a class action lawsuit, in which it was the defendant, that ultimately was settled in the first quarter of 2014. Refer to Note 8 in the accompanying notes to condensed consolidated financial statements for further discussion. With the resolution of this matter, the Company's legal expenses declined in the first six months of 2014 approximately $0.7 million compared the same period in 2013.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock options. These costs move in tandem with the number of stock options outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options to fair value under the liability method of accounting, Consequently, the related expense amount varies positively or negatively in any given period. For the three months ended June 30, 2014 share based compensation expense was $0.8 million while for the comparable period in 2013 share based compensation expense was $1.5 million. For the six months ended June 30, 2014 share based compensation expense was $2.5 million while for the comparable period in 2013 share based compensation expense was $3.0 million. Compensation costs related to share-based compensation declined during the three and six months ended June 30, 2014 compared to the same periods in 2013 due to the number of outstanding options declining as a result of stock option exercises between June 30, 2013 and June 30, 2014.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the six months ended June 30, 2014 these amounts decreased from the comparable period in 2013 largely due to lower premium taxes. Guaranty funds paid to state associations to fund insurance company insolvencies were $0.6 million in the first six months of 2014.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.8% for the six months ended June 30, 2014 compared to 32.5% for the six months ended June 30, 2013. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the six months ended June 30, 2014 and 2013 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2014	$1,766	10,701	11,289	3,435	27,191
June 30, 2013	$1,063	11,946	9,063	3,878	25,950

Six months ended:
June 30, 2014	$1,891	17,999	19,252	6,891	46,033
June 30, 2013	$1,965	17,577	14,556	6,981	41,079

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$7,065	9,413	15,230	19,023
Net investment income	10,902	8,242	17,185	16,015
Other revenues	3	(3)	21	9

Total revenues	17,970	17,652	32,436	35,047

Benefits and expenses:
Life and other policy benefits	1,423	1,096	3,915	4,126
Amortization of deferred policy acquisition costs	1,780	2,210	4,180	4,245
Universal life insurance contract interest	8,158	7,868	13,263	15,059
Other operating expenses	3,992	4,947	8,271	8,714

Total benefits and expenses	15,353	16,121	29,629	32,144

Segment earnings (loss) before Federal income taxes	2,617	1,531	2,807	2,903
Provision (benefit) for Federal income taxes	851	468	916	938

Segment earnings (loss)	$1,766	1,063	1,891	1,965

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance revenues	$8,321	9,637	15,970	19,169
Traditional life insurance premiums	84	1,081	2,307	2,552
Reinsurance premiums	(1,340)	(1,305)	(3,047)	(2,698)

Totals	$7,065	9,413	15,230	19,023

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a three-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 60,000 at December 31, 2012 to 57,700 at December 31, 2013, and to 56,600 at June 30, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first six months of 2014 was 14% lower than in the comparable period for 2013 and the volume of insurance issued was 17% less than that in 2013.

As noted in the discussion of Consolidated Operations results, in the second quarter of 2013 the Company began deferring the premium load on its most popular selling product, single pay life insurance. This resulted in a decrease in universal life insurance revenues during the first six months of 2014 as compared to 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$28,629	32,796	52,159	60,174
Renewal premiums	5,133	5,229	9,906	10,376

Totals	$33,762	38,025	62,065	70,550

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

Net investment income for this segment of business has been gradually increasing due to the increased new business activity described above and a higher level of investments needed to support the corresponding growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed-index universal products. Option values in the first six months of 2014 amounted to gains of $3.8 million compared to option value gains of $2.4 million in the corresponding period during 2013.

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2014 was consistent compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,511	2,252	4,278	4,380

Totals	$2,511	2,252	4,278	4,380

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the balance sheet which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$29,663	30,177	58,771	58,196
Net investment income	16,911	13,637	27,629	32,267
Other revenues	60	108	301	151

Total revenues	46,634	43,922	86,701	90,614

Benefits and expenses:
Life and other policy benefits	1,668	3,225	6,703	6,870
Amortization of deferred policy acquisition costs	8,808	7,926	15,553	13,713
Universal life insurance and annuity contract interest	15,659	9,244	25,864	31,235
Other operating expenses	4,835	6,125	11,860	12,833

Total benefits and expenses	30,970	26,520	59,980	64,651

Segment earnings (losses) before Federal income taxes	15,664	17,402	26,721	25,963
Provision (benefit) for Federal income taxes	4,963	5,456	8,722	8,386

Segment earnings (loss)	$10,701	11,946	17,999	17,577

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance revenues	$27,688	28,322	56,338	56,464
Traditional life insurance premiums	4,089	4,137	7,134	6,530
Reinsurance premiums	(2,114)	(2,282)	(4,701)	(4,798)

Totals	$29,663	30,177	58,771	58,196

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.2 billion at December 31, 2012 to $19.6 billion at December 31, 2013 and leveled off to slightly below $19.6 billion at June 30, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2014 was 1% higher than in the first six months of 2013 and the volume of insurance issued was 10% greater than that issued in 2013 during the same period.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis the past few years, the Company's international policyholders, in particular, exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. During 2009, the Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided. However, ongoing global uncertainties may cause a re-emerging concern with international policyholders. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2009	$2,423.2	13.0%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Six months ended June 30, 2014	961.6	8.9%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$7,182	5,827	12,905	11,246
Renewal premiums	28,588	29,704	54,746	57,069

Totals	$35,770	35,531	67,651	68,315

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $43.5 million and $42.2 million for the first six months of 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$10,347	11,348	20,049	21,514
Derivative gain (loss)	6,564	2,289	7,580	10,753

Net investment income	$16,911	13,637	27,629	32,267

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2013, the average face amount of insurance purchased was $384,000, and in the first six months of 2014, the average was also approximately $384,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	1,616	3,442	3,766	7,211

Totals	$1,616	3,442	3,766	7,211

True-up adjustments in the first six months of 2014 and 2013 increased the DPAC balance on the balance sheet and decreased amortization expense in current earnings by a like amount.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,658	5,991	11,661	10,125
Net investment income	122,666	102,805	209,283	253,183
Other revenues	3	(9)	40	30

Total revenues	129,327	108,787	220,984	263,338

Benefits and expenses:
Life and other policy benefits	11,705	14,129	17,141	20,144
Amortization of deferred policy acquisition costs	16,670	18,716	36,104	41,698
Annuity contract interest	78,612	54,326	126,238	165,444
Other operating expenses	5,824	8,466	12,920	14,552

Total benefits and expenses	112,811	95,637	192,403	241,838

Segment earnings (loss) before Federal income taxes	16,516	13,150	28,581	21,500
Provision (benefit) for Federal income taxes	5,227	4,087	9,329	6,944

Segment earnings (loss)	$11,289	9,063	19,252	14,556

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2014 was 6.9% compared to 6.4% during the same period in 2013.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2014 and 2013 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$200,790	186,303	356,306	358,082
Other deferred annuities	18,533	18,029	32,055	44,147
Immediate annuities	3,998	2,165	6,088	4,067

Totals	$223,321	206,497	394,449	406,296

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 88% for the six months ended June 30, 2014 and 2013, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $8.9 million and $14.9 million during the first six months of 2014 and 2013, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$87,063	89,014	174,892	175,208
Derivative gain (loss)	35,603	13,791	34,391	77,975

Net investment income	$122,666	102,805	209,283	253,183

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	(3,919)	(171)	(3,946)	(1,862)

Totals	$(3,919)	(171)	(3,946)	(1,862)

As the true-up adjustments decreased the DPAC balances on the balance sheet for the six months ended June 30, 2014 and 2013, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The larger true-up decrement to the DPAC balance for the three and six months ended June 30, 2014 reflects the impact of spread compression upon the profitability of fixed deferred annuities and the change in fixed-index annuity spread returns based upon actual returns of maturing call option contracts.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$48,998	31,030	70,584	112,843
All other annuities	28,242	24,039	50,859	54,086

Gross contract interest	77,240	55,069	121,443	166,929
Bonus interest deferred and capitalized	(5,215)	(7,175)	(8,938)	(14,936)
Bonus interest amortization	6,587	6,432	13,733	13,451

Total contract interest	$78,612	54,326	126,238	165,444

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the six months ended June 30, 2014 and 2013, deferred sales inducement balances on the balance sheet were reduced by $0.8 million and $0.6 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.7 million and $1.3 million of operating earnings in the first six months of 2014 and 2013, respectively. The decrease in operating earnings from the two nursing homes reflects a lower census in 2014 and higher uncollectible amounts from Medicaid patients. The remaining earnings of $6.2 million and $5.7 million for the six months ended June 30, 2014 and 2013, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

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

	June 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,424,032	95.8	$9,146,986	95.7
Mortgage loans	152,208	1.5	132,765	1.4
Policy loans	64,988	0.7	65,969	0.7
Derivatives, index options	146,514	1.5	169,314	1.8
Real estate	17,852	0.2	18,191	0.2
Equity securities	16,501	0.2	14,878	0.1
Other	12,569	0.1	12,800	0.1

Totals	$9,834,664	100.0	$9,560,903	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2014 and December 31, 2013, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,047,452	64.2	$5,752,432	62.8
Mortgage-backed securities	1,760,311	18.7	1,770,726	19.4
Public utilities	1,107,456	11.8	1,111,729	12.2
State and political subdivisions	432,213	4.6	423,770	4.6
U.S. agencies	23,075	0.2	23,088	0.3
Asset-backed securities	41,303	0.4	43,556	0.5
Foreign governments	10,305	0.1	19,772	0.2
U.S. Treasury	1,917	—	1,913	—

Totals	$9,424,032	100.0	$9,146,986	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2014	2013
	($ In thousands)

Cost of acquisitions	$484,306	$1,691,809
Average S&P® quality	A	A
Effective annual yield	3.85%	3.53%
Spread to treasuries	1.14%	1.21%
Effective duration	8.3 years	8.5 years

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

	June 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$107,941	1.1	$110,688	1.2
AA	2,637,561	28.0	2,608,156	28.5
A	2,906,047	30.8	2,848,866	31.1
BBB	3,603,924	38.3	3,400,650	37.2
BB and other below investment grade	168,559	1.8	178,626	2.0

Totals	$9,424,032	100.0	$9,146,986	100.0

The Company's investment strategy does not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2014	$165,926	168,559	177,202	1.7%

December 31, 2013	$173,974	178,628	183,874	1.9%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2013 due to bond calls and principal paydowns. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of June 30, 2014 are summarized below, including June 30, 2014 and December 31, 2013 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2014	June 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)

Retail	$14,967	15,375	15,375	18,188
Telecommunications	8,052	9,099	9,124	11,889
Asset-backed securities	6,516	6,516	8,372	8,863
Mortgage-backed	7,694	7,744	8,045	12,402
Transportation	—	102	102	171
Manufacturing	50,862	52,608	56,620	55,535
Banking/finance	33,477	33,638	33,399	32,312
Other	44,358	43,477	46,165	44,514

Totals	$165,926	168,559	177,202	183,874

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

However, the Company does have exposure to the debt of non-financial companies in these countries except Greece. The following tables show bond holdings at June 30, 2014 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	June 30, 2014	June 30, 2014	Country Domiciled
	(In thousands)

Covidien	A	$24,171	25,346	Ireland
CRH	BBB+	3,999	4,636	Ireland
Telefonica	BBB	11,769	13,228	Spain

Totals		$39,939	43,210

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	June 30, 2014	June 30, 2014	Country Domiciled
	(In thousands)

Covidien	A	$4,990	4,867	Ireland
EDP	BB+	17,240	18,910	Portugal
Enel	BBB	19,932	22,745	Italy
Finmeccanica	BB+	15,020	16,688	Italy
Iberdrola Finance	BBB	2,919	3,375	Spain
Kerry Group	BBB+	21,953	21,300	Ireland
Telecom Italia	BB+	2,999	3,024	Italy
Telefonica	BBB	8,112	9,275	Spain
Perrigo	BBB	21,853	22,294	Ireland

Totals		$115,018	122,478

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

During the six months ended June 30, 2014 the Company recorded minimal other-than-temporary impairment credit related write-downs on a debt security and on an equity security. The Company had no other-than-temporary impairment write-downs on debt securities other than on the one asset-backed security whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $6.8 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $4.3 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2014, approximately 28.6% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$6,979,345	6,641,083	338,262
Securities available for sale:
Debt securities	2,782,949	2,614,493	168,456
Equity securities	16,501	11,183	5,318

Totals	$9,778,795	9,266,759	512,036

Asset-Backed Securities

The Company holds approximately $41.3 million in asset-backed securities as of June 30, 2014. This portfolio includes $9.4 million of manufactured housing bonds and $31.9 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014 the Company sold its one remaining Alt-A security. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The Company's exposure to the Alt-A and subprime sectors has been limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as subprime in the Company's portfolio as of June 30, 2014 were underwritten prior to 2005 as noted in the table below.

	June 30, 2014		December 31, 2013
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,744	3,830	4,033	4,161
2003	3,864	5,577	3,930	5,424
2004	24,304	27,411	24,533	27,617

Subtotal subprime	$31,912	36,818	32,496	37,202

Alt A:
2004	$—	—	3,535	3,535

As of June 30, 2014, the Company held ten subprime issues of which 2 were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $34.1 million for the year ended December 31, 2013 and $29.6 million for the six months ended June 30, 2014. Principal repayments on mortgage loans for the six months ended June 30, 2014 were $10.2 million.

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

The Company held net investments in mortgage loans totaling $152.2 million and $132.8 million at June 30, 2014 and December 31, 2013, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$97,997	64.1	$79,702	59.7
New England	17,249	11.3	17,400	13.0
Mountain	3,196	2.1	3,239	2.4
Pacific	10,324	6.7	10,364	7.8
East North Central	10,783	7.1	10,607	8.0
East South Central	10,011	6.5	10,098	7.6
South Atlantic	1,346	0.9	—	—
Middle Atlantic	1,952	1.3	2,005	1.5
Gross balance	152,858	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,208	99.6	$132,765	99.5

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$128,333	84.0	$103,487	77.6
Hotel/Motel	1,641	1.1	3,742	2.8
Land/Lots	3,172	2.1	3,155	2.4
Apartments	12,327	8.0	15,275	11.4
Office	938	0.6	1,313	1.0
All other	6,447	4.2	6,443	4.8
Gross balance	152,858	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,208	99.6	$132,765	99.5

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $17.9 million and $18.2 million at June 30, 2014 and December 31, 2013, respectively. The Company recognized operating income on these properties of approximately $0.8 million for the first six months of 2014. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands except percentages)

Debt securities - fair value	$9,762,294	9,519,239	9,292,810
Debt securities - amortized cost	$9,255,576	9,128,804	9,034,438
Fair value as a percentage of amortized cost	105.47%	104.28%	102.86%
Net unrealized gain balance	$506,718	390,435	258,372
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.19)%	(0.31)%	1.27%

	Net Unrealized Gain Balance
	At June 30, 2014	At March 31, 2014	At December 31, 2013	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$338,262	247,410	145,824	90,852	192,438
Debt securities available for sale	168,456	143,025	112,548	25,431	55,908

Totals	$506,718	390,435	258,372	116,283	248,346

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 50 basis points from 3.03% at year-end 2013 to 2.53% by the end of the first six months of 2014 and the Company's unrealized gain position increased $248.3 million on a portfolio with an amortized cost basis of approximately $9.3 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2013, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2014 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2014.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended June 30, for each respective year, are noted in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Product Line:
Traditional Life	$1,019	2,032	2,115	3,200
Universal Life	17,705	13,655	33,026	26,766
Annuities	120,057	123,217	245,418	232,614

Total	$138,781	138,904	280,559	262,580

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $152.7 million and $166.3 million for the six months ended June 30, 2014 and 2013, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $463.2 million and $838.5 million for the six months ended June 30, 2014 and 2013, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $10.0 million and $28.8 million during the six months ended June 30, 2014 and 2013, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2014, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$—	—	—	—	—
Operating lease obligations	480	96	192	192	—
Life claims payable (1)	65,127	65,127	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,001,201	956,271	1,876,245	1,778,244	6,390,441

Total	$11,066,808	1,021,494	1,876,437	1,778,436	6,390,441

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2014 through April 30, 2014	—	—	N/A	N/A
May 1, 2014 through May 31, 2014	—	—	N/A	N/A
June 1, 2014 through June 30, 2014	1,600	$251.52	N/A	N/A

Total	1,600	$251.52	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	August 8, 2014	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	August 8, 2014	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 8, 2014	/S/ Bruce E. Wood
Bruce E. Wood
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)