Form 10-Q
period 2014-09-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2014-11-07
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). : Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of November 6, 2014, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	September 30, 2014	December 31, 2013

Investments:
Securities held to maturity, at amortized cost (fair value: $7,195,441 and $6,656,144)	$6,898,038	6,510,320
Securities available for sale, at fair value (cost: $2,576,805 and $2,535,264)	2,724,880	2,651,544
Mortgage loans, net of allowance for possible losses ($650 and $650)	152,740	132,765
Policy loans	63,746	65,969
Derivatives, index options	109,812	169,314
Other long-term investments	29,006	30,991

Total investments	9,978,222	9,560,903

Cash and short-term investments	121,482	120,859
Deferred policy acquisition costs	795,452	785,706
Deferred sales inducements	160,614	169,570
Accrued investment income	100,256	95,367
Federal income tax receivable	5,650	—
Other assets	97,400	98,011

Total assets	$11,259,076	10,830,416

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2014	December 31, 2013

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,267,144	8,987,062
Traditional life reserves	137,501	138,072
Other policyholder liabilities	142,175	142,587
Deferred Federal income tax liability	36,421	7,199
Federal income tax payable	—	10,067
Other liabilities	141,697	97,481

Total liabilities	9,724,938	9,382,468

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2014 and 3,434,765 in 2013	3,436	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2014 and 2013	200	200
Additional paid-in capital	38,116	37,767
Accumulated other comprehensive income	47,717	38,080
Retained earnings	1,444,669	1,368,466

Total stockholders’ equity	1,534,138	1,447,948

Total liabilities and stockholders' equity	$11,259,076	10,830,416

Note:  The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013

Premiums and other revenues:
Universal life and annuity contract charges	$36,602	33,523
Traditional life premiums	4,506	4,159
Net investment income	110,966	141,403
Other revenues	5,377	5,822
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	—	214
Portion of OTTI (gains) losses recognized in other comprehensive income	—	(227)
Net OTTI losses recognized in earnings	—	(13)
Other net investment gains (losses)	2,169	3,298
Total net realized investment gains (losses)	2,169	3,285

Total revenues	159,620	188,192

Benefits and expenses:
Life and other policy benefits	13,163	16,941
Amortization of deferred policy acquisition costs	23,467	24,244
Universal life and annuity contract interest	59,211	87,486
Other operating expenses	20,451	22,675

Total benefits and expenses	116,292	151,346

Earnings before Federal income taxes	43,328	36,846

Federal income taxes	14,862	12,064

Net earnings	$28,466	24,782

Basic earnings per share:
Class A	$8.05	$7.01
Class B	$4.03	$3.51

Diluted earnings per share:
Class A	$8.05	$7.00
Class B	$4.03	$3.51

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands, except per share amounts)

	2014	2013

Premiums and other revenues:
Universal life and annuity contract charges	$112,824	111,785
Traditional life premiums	13,946	13,241
Net investment income	374,596	451,904
Other revenues	16,351	17,954
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(32)	524
Portion of OTTI (gains) losses recognized in other comprehensive income	(3)	(776)
Net OTTI losses recognized in earnings	(35)	(252)
Other net investment gains (losses)	6,782	7,451
Total net realized investment gains (losses)	6,747	7,199

Total revenues	524,464	602,083

Benefits and expenses:
Life and other policy benefits	40,922	48,081
Amortization of deferred policy acquisition costs	79,304	83,900
Universal life and annuity contract interest	224,576	299,224
Other operating expenses	63,414	69,442

Total benefits and expenses	408,216	500,647

Earnings before Federal income taxes	116,248	101,436

Federal income taxes	38,773	33,031

Net earnings	$77,475	68,405

Basic earnings per share:
Class A	$21.92	$19.35
Class B	$10.95	$9.68

Diluted earnings per share:
Class A	$21.91	$19.32
Class B	$10.95	$9.68

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Net earnings	$28,466	24,782

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(7,793)	(1,833)
Net unrealized liquidity gains (losses)	(23)	(92)
Reclassification adjustment for net amounts included in net earnings	(958)	(261)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	(8,774)	(2,186)

Foreign currency translation adjustments	(3)	(38)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(176)	373

Other comprehensive income (loss)	(8,953)	(1,851)

Comprehensive income (loss)	$19,513	22,931

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Net earnings	$77,475	68,405

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	14,101	(36,065)
Net unrealized liquidity gains (losses)	28	66
Reclassification adjustment for net amounts included in net earnings	(3,329)	(2,657)
Amortization of net unrealized (gains) losses related to transferred securities	—	—

Net unrealized gains (losses) on securities	10,800	(38,656)

Foreign currency translation adjustments	(636)	555

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(527)	1,127

Other comprehensive income (loss)	9,637	(36,974)

Comprehensive income	$87,112	31,431

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Common stock:
Balance at beginning of period	$3,635	3,635
Shares exercised under stock option plan	1	—

Balance at end of period	3,636	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767
Shares exercised under stock option plan	349	—

Balance at end of period	38,116	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	46,693	91,972
Change in unrealized gains (losses) during period, net of tax	10,772	(38,860)

Balance at end of period	57,465	53,112

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,287)	(1,426)
Amortization	80	77
Other-than-temporary impairments, non-credit, net of tax	—	90
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(53)	(149)

Balance at end of period	(1,260)	(1,408)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(196)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	(1)	(188)
Recoveries, net of tax	2	374

Balance at end of period	(1)	(10)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)
(In thousands)

	2014	2013

Foreign currency translation adjustments:
Balance at beginning of period	3,241	2,589
Change in translation adjustments during period	(636)	555

Balance at end of period	2,605	3,144

Benefit plan liability adjustment:
Balance at beginning of period	(10,565)	(16,153)
Amortization of net prior service cost and net loss, net of tax	(527)	1,127

Balance at end of period	(11,092)	(15,026)

Accumulated other comprehensive income at end of period	47,717	39,812

Retained earnings:
Balance at beginning of period	1,368,466	1,273,492
Net earnings	77,475	68,405
Stockholder dividends	(1,272)	(1,273)

Balance at end of period	1,444,669	1,340,624

Total stockholders' equity	$1,534,138	$1,421,838

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from operating activities:
Net earnings	$77,475	68,405
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	224,576	299,224
Surrender charges and other policy revenues	(9,531)	(10,450)
Realized (gains) losses on investments	(7,225)	(7,199)
Accretion/amortization of discounts and premiums, investments	(831)	(2,040)
Depreciation and amortization	2,522	3,742
(Increase) decrease in value of derivatives	(49,278)	(126,739)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(16,197)	(15,433)
(Increase) decrease in accrued investment income	(4,889)	(3,792)
(Increase) decrease in other assets	28	(20,271)
Increase (decrease) in liabilities for future policy benefits	3,956	8,960
Increase (decrease) in other policyholder liabilities	(412)	11,261
Increase (decrease) in Federal income taxes	7,691	(14,151)
Increase (decrease) in other liabilities	1,848	2,390
Other, net	1	—

Net cash provided by operating activities	229,734	193,907

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	1,980
Securities available for sale	19,511	10,246
Other investments	3,247	10,520
Proceeds from maturities and redemptions of:
Securities held to maturity	591,536	1,028,476
Securities available for sale	213,260	191,833
Derivatives, index options	164,059	109,816
Purchases of:
Securities held to maturity	(933,997)	(1,380,732)
Securities available for sale	(275,751)	(247,375)
Derivatives, index options	(53,174)	(45,629)
Other investments	(376)	(15)
Principal payments on mortgage loans	14,112	30,649
Cost of mortgage loans acquired	(33,985)	(5,271)
Decrease (increase) in policy loans	2,223	3,242
Other, net	(1)	(2)

Net cash used in investing activities	(289,336)	(292,262)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Nine Months Ended September 30, 2014 and 2013 (Unaudited) (In thousands)

	2014	2013

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	715,705	732,745
Return of account balances on universal life and annuity contracts	(655,195)	(665,048)
Issuance of common stock under stock option plan	350	—

Net cash provided by (used in) financing activities	60,860	67,697

Effect of foreign exchange	(635)	555

Net increase (decrease) in cash and short-term investments	623	(30,103)
Cash and short-term investments at beginning of period	120,859	124,561

Cash and short-term investments at end of period	$121,482	$94,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$30	$40
Income taxes	$30,515	$48,658

Noncash operating activities:
Deferral of sales inducements	$(6,066)	$1,261

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of September 30, 2014, and the results of its operations and its cash flows for the three and nine months ended September 30, 2014 and 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)

Other net investment gains (losses)	$1,474	413	5,156	4,247
Net OTTI losses recognized in earnings	—	(12)	(35)	(160)
Earnings before Federal income taxes	1,474	401	5,121	4,087
Federal income taxes	516	140	1,792	1,430

Net earnings	$958	261	3,329	2,657

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory capital and surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2015 is $112.3 million.

The Company did declare a cash dividend on August 22, 2014 payable December 4, 2014 to stockholders on record as of October 31, 2014. The dividends declared were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders. A dividend in the same amounts per share on Class A and Class B common stock was declared in August, 2013 and paid in December of 2013.

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

	Three Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$28,466		24,782
Dividends - Class A shares	(1,236)		(1,237)
Dividends - Class B shares	(36)		(36)

Undistributed income	$27,194		23,509

Allocation of net income:
Dividends	$1,236	36	1,237	36
Allocation of undistributed income	26,425	769	22,844	665

Net income	$27,661	805	24,081	701

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200
Effect of dilutive stock options	2	—	4	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,438	200	3,439	200

Basic Earnings Per Share	$8.05	4.03	7.01	3.51

Diluted Earnings Per Share	$8.05	4.03	7.00	3.51

Stock options that were outstanding during the three months ended September 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,200 and 23,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2014		2013
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$77,475		68,405
Dividends - Class A shares	(1,236)		(1,237)
Dividends - Class B shares	(36)		(36)

Undistributed income	$76,203		67,132

Allocation of net income:
Dividends	$1,236	36	1,237	36
Allocation of undistributed income	74,048	2,155	65,233	1,899

Net income	$75,284	2,191	66,470	1,935

Denominator:
Basic earnings per share - weighted-average shares	3,435	200	3,435	200
Effect of dilutive stock options	2	—	5	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,440	200

Basic Earnings Per Share	$21.92	10.95	19.35	9.68

Diluted Earnings Per Share	$21.91	10.95	19.32	9.68

Stock options that were outstanding during the nine months ended September 30, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,200 and 23,000, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$42	48	126	142
Interest cost	239	218	718	654
Expected return on plan assets	(320)	(284)	(959)	(850)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	106	203	317	609

Net periodic benefit cost	$68	186	205	558

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2014 plan year is $0.0 million. In addition, the Company had a remaining contribution payable for the 2013 plan year of $0.0 million as of September 30, 2014. As of September 30, 2014, the Company had contributed a total of $0.3 million to the plan for the 2014 and 2013 plan years.

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

The following table summarizes the components of net periodic benefit costs for the Chairman and President non-qualified defined benefit plans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Service cost	$74	44	222	133
Interest cost	250	201	752	601
Amortization of prior service cost	15	15	44	44
Amortization of net loss	323	293	970	880

Net periodic benefit cost	$662	553	1,988	1,658

The Company expects to contribute $2.0 million to these plans in 2014.  As of September 30, 2014, the Company has contributed $1.3 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Interest cost	$28	29	83	88
Amortization of prior service cost	26	26	78	77
Amortization of net loss	(1)	9	(3)	25

Net periodic benefit cost	$53	64	158	190

The Company expects to contribute minimal amounts to the plan in 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended September 30, 2014 and September 30, 2013 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

September 30, 2014
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$61,087	242,124	652,855	—	956,066
Total segment assets	705,156	1,223,571	8,871,276	251,905	11,051,908
Future policy benefits	611,550	944,505	7,848,590	—	9,404,645
Other policyholder liabilities	12,742	12,226	117,207	—	142,175

Three Months Ended
September 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,847	29,135	5,126	—	41,108
Net investment income	6,859	8,273	90,835	4,999	110,966
Other revenues	19	20	23	5,315	5,377

Total revenues	13,725	37,428	95,984	10,314	157,451

Life and other policy benefits	3,353	9,672	138	—	13,163
Amortization of deferred acquisition costs	1,166	2,525	19,776	—	23,467
Universal life and annuity contract interest	5,803	6,956	46,452	—	59,211
Other operating expenses	2,314	6,307	7,045	4,785	20,451
Federal income taxes (benefit)	379	4,143	7,681	1,899	14,102

Total expenses	13,015	29,603	81,092	6,684	130,394

Segment earnings (loss)	$710	7,825	14,892	3,630	27,057

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Nine months ended
September 30, 2014
Condensed Consolidated Income Statements:
Premiums and contract revenues	$22,077	87,906	16,787	—	126,770
Net investment income	24,044	35,902	300,118	14,532	374,596
Other revenues	40	321	63	15,927	16,351

Total revenues	46,161	124,129	316,968	30,459	517,717

Life and other policy benefits	7,268	16,375	17,279	—	40,922
Amortization of deferred acquisition costs	5,346	18,078	55,880	—	79,304
Universal life and annuity contract interest	19,066	32,820	172,690	—	224,576
Other operating expenses	10,585	18,167	19,965	14,697	63,414
Federal income taxes (benefit)	1,295	12,865	17,010	5,241	36,411

Total expenses	43,560	98,305	282,824	19,938	444,627

Segment earnings (loss)	$2,601	25,824	34,144	10,521	73,090

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$41,108	37,682	126,770	125,026
Net investment income	110,966	141,403	374,596	451,904
Other revenues	5,377	5,822	16,351	17,954
Realized gains (losses) on investments	2,169	3,285	6,747	7,199

Total condensed consolidated premiums and other revenues	$159,620	188,192	524,464	602,083

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$14,102	10,913	36,411	30,511
Taxes on realized gains (losses) on investments	760	1,151	2,362	2,520

Total condensed consolidated Federal income taxes	$14,862	12,064	38,773	33,031

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net Earnings:
Total segment earnings	$27,057	22,648	73,090	63,726
Realized gains (losses) on investments, net of taxes	1,409	2,134	4,385	4,679

Total condensed consolidated net earnings	$28,466	24,782	77,475	68,405

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,
	2014	2013
	(In thousands)

Assets:
Total segment assets	$11,051,908	10,462,353
Other unallocated assets	207,168	206,115

Total condensed consolidated assets	$11,259,076	$10,668,468

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first nine months of 2014 or the first nine months of 2013.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of September 30, 2014 and December 31, 2013, the liability balance was $7.7 million and $5.9 million, respectively. A summary of shares available for grant and activity during the nine months ended September 30, 2014 is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2014	291,000	36,668	$229.24
Exercised	—	(5,000)	$150.00
Forfeited	—	(500)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at September 30, 2014	291,000	31,168	$241.54

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2014	99,461	$156.93
Exercised	(1,825)	$114.64
Forfeited	(3,350)	$165.46
Granted	—	$—

Balance at September 30, 2014	94,286	$157.45

Stock options and stock appreciation rights (SARs) shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the nine months ended September 30, 2014 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of options exercised was $0.8 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The total share-based liabilities paid were $0.6 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2014 and 2013, the total cash received from the exercise of options under the Plans was $0.2 million and $0, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at September 30, 2014.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
255.13 (options)	22,168	3.6 years	17,815
208.05 (options)	9,000	3.7 years	9,000
236.00 (SARs)	250	3.9 years	200
114.64 (SARs)	26,518	4.4 years	17,761
132.56 (SARs)	31,518	7.2 years	3,600
210.22 (SARs)	36,000	9.2 years	—

Totals	125,454		48,376

Aggregate intrinsic value (in thousands)	$7,471		$3,116

The aggregate intrinsic value in the table above is based on the closing stock price of $247.01 per share on September 30, 2014.

In estimating the fair value of the options outstanding at September 30, 2014 and December 31, 2013, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	September 30, 2014	December 31, 2013

Expected term of options	3.6 to 9.2 years	0 to 10 years
Expected volatility:
Range	18.16% to 38.35%	21.03% to 42.71%
Weighted-average	22.24%	30.50%
Expected dividend yield	0.15%	0.16%
Risk-free rate:
Range	0.11% to 1.63%	0.12% to 3.93%
Weighted-average	0.55%	2.10%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $0.0 million and$2.5 million for the three and nine months ended September 30, 2014 compared to $0.6 million and $4.0 million for the three and nine months ended September 30, 2013. The related tax expense recognized was $0.0 million and $0.8 million for the three and nine months ended September 30, 2014 compared to $0.2 million and $1.4 million for the three and nine months ended September 30, 2013.

As of September 30, 2014, the total compensation cost related to nonvested options not yet recognized was $2.7 million.  This amount is expected to be recognized over a weighted-average period of 2.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

The Company resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case is titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The Company had held reserves of $6.5 million for the matter which approximated the ultimate settlement amounts described above.

In addition to the class action lawsuit described above, the Company was the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing. The Supreme Court denied Plaintiff's Motion for Rehearing on June 7, 2013 thus ending the matter.

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company had been informed that SUSEP was attempting to impose a penal fine of approximately $6.0 billion on the Company.  SUSEP unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company and its legal advisors believe that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time.

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

The Company had $3.0 million of commitments to extend credit relating to mortgage loans at September 30, 2014. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$1,467	415	5,144	3,739
Realized losses on disposal	—	(3)	(22)	(3)
Held to maturity debt securities:
Realized gains on disposal	353	2,831	1,167	3,221
Realized losses on disposal	—	—	(17)	(72)
Equity securities realized gains (losses)	7	—	34	511
Real estate gains (losses)	820	55	954	55
Mortgage loans write-downs	—	—	—	—
Other	(478)	—	(478)	—

Totals	$2,169	3,298	6,782	7,451

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 87% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$—	214	(4)	538
Portion of loss (gain) recognized in comprehensive income	—	(227)	(3)	(776)

Net impairment losses on debt securities recognized in earnings	—	(13)	(7)	(238)
Equity securities impairments	—	—	(28)	(14)

Totals	$—	(13)	(35)	(252)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Twelve Months Ended December 31, 2013
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,472	2,247
Reductions for securities sold during current period	—	—	(17)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	7	242

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,479	2,472

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at September 30, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$23,069	913	—	23,982
U.S. Treasury	1,918	407	—	2,325
States and political subdivisions	430,243	27,854	(1,051)	457,046
Foreign governments	—	—	—	—
Public utilities	915,761	63,842	(1,558)	978,045
Corporate	3,834,631	181,422	(26,026)	3,990,027
Mortgage-backed	1,667,528	59,881	(13,457)	1,713,952
Home equity	19,348	4,841	—	24,189
Manufactured housing	5,540	335	—	5,875

Totals	$6,898,038	339,495	(42,092)	7,195,441

The table below presents amortized costs and fair values of securities available for sale at September 30, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$591	—	(38)	553
Foreign governments	9,937	313	—	10,250
Public utilities	189,636	11,994	(406)	201,224
Corporate	2,296,848	135,520	(8,955)	2,423,413
Mortgage-backed	52,270	4,541	—	56,811
Home equity	11,817	237	(3)	12,051
Manufactured housing	2,877	86	—	2,963
	2,563,976	152,691	(9,402)	2,707,265

Equity public	12,829	5,215	(429)	17,615

Totals	$2,576,805	157,906	(9,831)	2,724,880

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2014.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	33,440	(1,051)	33,440	(1,051)
Public utilities	73,039	(231)	68,585	(1,327)	141,624	(1,558)
Corporate	328,940	(1,478)	845,310	(24,548)	1,174,250	(26,026)
Mortgage-backed	67,440	(437)	309,267	(13,020)	376,707	(13,457)

Total temporarily impaired securities	$469,419	(2,146)	1,256,602	(39,946)	1,726,021	(42,092)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at September 30, 2014.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	553	(38)	553	(38)
Public utilities	—	—	18,556	(406)	18,556	(406)
Corporate	180,872	(1,269)	248,901	(7,686)	429,773	(8,955)
Home equity	—	—	4,832	(3)	4,832	(3)
	180,872	(1,269)	272,842	(8,133)	453,714	(9,402)

Equity public	1,997	(116)	3,620	(313)	5,617	(429)

Total temporarily impaired securities	$182,869	(1,385)	276,462	(8,446)	459,331	(9,831)

Unrealized losses for securities held to maturity and securities available for sale decreased during the first nine months of 2014 due primarily to the decline in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

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

Debt securities. The gross unrealized losses for debt securities are made up of 259 individual issues, or 19.7% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.7%. Of the 259 securities, 190, or 71.2%, fall in the 12 months or greater aging category; and 254 were rated investment grade at September 30, 2014.

Equity securities.  The gross unrealized losses for equity securities are made up of 17 individual issues.  These holdings are reviewed quarterly for impairment.  One equity security was other-than-temporarily impaired during the nine months ended September 30, 2014, in accordance with Company policy.

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

During the nine months ended September 30, 2014 and 2013, the Company made no transfers to the held to maturity category from securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at September 30, 2014 or 2013 and as a result all interest income was recognized at September 30, 2014 or 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$49,514	32.3	$57,445	43.0
50% to 60%	56,530	36.9	23,339	17.5
60% to 70%	18,932	12.3	20,120	15.1
70% to 80%	8,476	5.5	9,723	7.3
80% to 90%	—	—	—	—
Greater than 90%	19,938	13.0	22,788	17.1
Gross balance	153,390	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,740	99.6	$132,765	99.5

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

The following table represents the mortgage loan allowance.

	September 30, 2014	December 31, 2013
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,707,265	—	2,707,265	—
Equity securities, available for sale	17,615	16,405	1,210	—
Derivatives, index options	109,812	—	—	109,812

Total assets	$2,834,692	16,405	2,708,475	109,812

Policyholder account balances (a)	$127,622	—	—	127,622
Other liabilities (b)	7,704	—	—	7,704

Total liabilities	$135,326	—	—	135,326

During the three and nine months ended September 30, 2014, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,636,666	—	2,636,666	—
Equity securities, available for sale	14,878	13,802	1,076	—
Derivatives, index options	169,314	—	—	169,314

Total assets	$2,820,858	13,802	2,637,742	169,314

Policyholder account balances (a)	$187,399	—	—	187,399
Other liabilities (b)	5,939	—	—	5,939

Total liabilities	$193,338	—	—	193,338

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,707,265	—	2,707,265	—
Priced internally	—	—	—	—
Subtotal	2,707,265	—	2,707,265	—

Equity securities, available for sale:
Priced by third-party vendors	17,615	16,405	1,210	—
Priced internally	—	—	—	—
Subtotal	17,615	16,405	1,210	—

Derivatives, index options:
Priced by third-party vendors	109,812	—	—	109,812
Priced internally	—	—	—	—
Subtotal	109,812	—	—	109,812

Total	$2,834,692	16,405	2,708,475	109,812

Percent of total	100.0%	0.6%	95.5%	3.9%

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,636,666	—	2,636,666	—
Priced internally	—	—	—	—
Subtotal	2,636,666	—	2,636,666	—

Equity securities, available for sale:
Priced by third-party vendors	14,878	13,802	1,076	—
Priced internally	—	—	—	—
Subtotal	14,878	13,802	1,076	—

Derivatives, index options:
Priced by third-party vendors	169,314	—	—	169,314
Priced internally	—	—	—	—
Subtotal	169,314	—	—	169,314

Total	$2,820,858	13,802	2,637,742	169,314

Percent of total	100.0%	0.5%	93.5%	6.0%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide additional information about fair value measurements for which significant unobservable (Level 3) inputs were utilized to determine fair value.

	For the Three Months Ended September 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2014	$—	—	146,514	146,514	171,428
Total realized and unrealized gains (losses):
Included in net income	—	—	3,479	3,479	4,099
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net			(40,181)	(40,181)	(40,201)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	109,812	109,812	135,326

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	747	747	—
Other operating expenses	—	—	—	—	175

Total	$—	—	747	747	175

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended September 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at July 1, 2013	$—	—	—	—	4,370
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	1,010
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(827)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	—	—	4,553

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	—	—	—
Other operating expenses	—	—	—	—	1,601

Total	$—	—	—	—	1,601

	Nine Months Ended September 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	49,278	49,278	51,529
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	(108,780)	(108,780)	(109,541)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	109,812	109,812	135,326

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	29,895	29,895	—
Other operating expenses	—	—	—	—	3,266

Total	$—	—	29,895	29,895	3,266

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended September 30, 2013
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	3,976
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net	—	—	—	—	(2,141)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	—	—	4,553

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	—	—	—
Other operating expenses	—	—	—	—	5,343

Total	$—	—	—	—	5,343

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$109,812	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$109,812

Policyholder account balances	$127,622	Deterministic cash flow model	Projected option cost
Other liabilities	7,704	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$135,326

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	September 30, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,898,038	7,195,441	—	7,195,441	—
Securities available for sale	2,724,880	2,724,880	16,405	2,708,475	—

Cash and short-term investments	121,482	121,482	121,482	—	—
Mortgage loans	152,740	159,845	—	—	159,845
Policy loans	63,746	63,746	—	—	63,746
Other loans	2,318	2,462	—	—	2,462
Derivatives, index options	109,812	109,812	—	—	109,812
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,471,884	7,102,374	—	—	7,102,374
Immediate annuity and supplemental contracts	448,892	472,485	—	—	472,485

	December 31, 2013
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,510,320	6,656,144	—	6,656,144	—
Securities available for sale	2,651,544	2,651,544	13,802	2,637,742	—

Cash and short-term investments	120,859	120,859	120,859	—	—
Mortgage loans	132,765	138,159	—	—	138,159
Policy loans	65,969	65,969	—	—	65,969
Other loans	2,986	3,143	—	—	3,143
Derivatives, index options	169,314	169,314	—	—	169,314
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,288,861	6,941,902	—	—	6,941,902
Immediate annuity and supplemental contracts	463,276	483,690	—	—	483,690

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The tables below present the fair value of derivative instruments as of September 30, 2014 and December 31, 2013, respectively.

	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$109,812

Fixed-index products			Universal Life and Annuity Contracts	$127,622

Total		$109,812		$127,622

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$169,314

Fixed-index products			Universal Life and Annuity Contracts	$187,399

Total		$169,314		$187,399

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2014 and 2013.

		September 30, 2014	September 30, 2013
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$3,479	35,615

Fixed-index products	Universal life and annuity contract interest	(4,033)	(36,857)

		$(554)	(1,242)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statement of Earnings for the nine months ended September 30, 2014 and 2013.

		September 30, 2014	September 30, 2013
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$49,278	126,739

Fixed-index products	Universal life and annuity contract interest	(49,003)	(129,625)

		$275	(2,886)

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and nine months ended September 30, 2014 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2013 Annual Report filed on Form 10-K with the SEC.

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

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At September 30, 2014, the Company maintained approximately 139,100 annuity contracts in force and 56,200 domestic life insurance policies in force representing $3.0 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 17,900 domestic independent agents contracted. Roughly 15% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At September 30, 2014, the Company had approximately 70,800 international life insurance policies in force representing approximately $19.7 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 2,200 independent international consultants and brokers currently contracted, 43% of which have submitted policy applications to the Company in the past twelve months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)

International:
Universal life	$935	1,143	3,135	3,366
Traditional life	854	731	2,724	2,298
Equity-index life	3,785	5,452	10,327	11,051

	5,574	7,326	16,186	16,715
Domestic:
Universal life	23	42	89	201
Traditional life	(38)	12	44	40
Equity-index life	4,826	5,387	12,617	14,326

	4,811	5,441	12,750	14,567

Totals	$10,385	12,767	28,936	31,282

Life insurance sales as measured by annualized first year premiums decreased 19% in the third quarter of 2014 as compared to the third quarter of 2013. By market segment, the domestic life insurance line of business posted a 12% decrease over the comparable results during the third quarter of 2013 while international life sales decreased 24% during the same time frame. For the nine months ended September 30th, total life insurance sales were 7.5% lower in the current period as international life insurance sales decreased 3% during this period while domestic life insurance sales declined 12.5%.

The Company's domestic life insurance sales in 2013 represented a record year for new business. The decline thus far in 2014 in comparison to the prior year reflects the high level attained during 2013 combined with a waning consumer demand for life insurance products in the current economic environment.

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

	Nine Months Ended September 30,
	2014	2013

Percentage of International Sales:
Latin America	86.6%	91.8%
Pacific Rim	9.9	5.8
Eastern Europe	3.5	2.4

Totals	100.0%	100.0%

During the first nine months of 2014, the Company has accepted new business from residents outside of the United States in over thirty different countries with Brazil (24%), Peru (14%), and Venezuela (14%) comprising the largest contributions. Sales to residents of Brazil and Peru increased in the first nine months of 2014 compared to the same period in 2013 while sales to residents of Venezuela declined during the same period. Sales during the third quarter of 2013 included atypically large policies to residents of Chile which bolstered the figures for this reporting period.

The Company's domestic operations have historically been skewed toward annuity sales rather than life insurance sales. Several years ago the Company revamped its domestic life product portfolio to include single premium universal life ("SPUL") and equity-index universal life ("EIUL") products. These product offerings were further developed into hybrids of the EIUL and SPUL products, combining features of these core products. The Company's product development emphasis in creating SPUL, EIUL, and single or limited pay EIUL products was to take advantage of the changing demographic in the marketplace as the “Baby Boomer” generation began moving into their retirement years. These life insurance products were designed to facilitate the wealth transfer of accumulated savings of this segment of the population, often held in deferred annuity products, via systematic funding mechanisms such as single premium immediate annuities. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising 99% of total domestic life sales in the first nine months of 2014.

The Company's revised domestic life product portfolio including the wealth transfer products has gradually increased the average new policy face amount since the Company implemented commission caps on domestic policies in 2009. The Company's sales to international residents witnessed a steady growth in the average face amount of insurance coverage per policy over the same time period and has leveled off at its current figure over the past several years as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Nine months ended September 30, 2014	287,700	379,800

After several challenging years of life insurance sales in the wake of the global financial crisis, life insurers have looked to international markets to rebuild premium levels. The Company's efforts are directed toward maintaining its competitive advantages in selling to residents in international markets and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 79% of total life sales in the first nine months of 2014, as compared to 81% for the same period in 2013.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	September 30,
	2014	2013
	($ in thousands)

Universal life:
Number of policies	51,660	54,860
Face amounts	$6,856,780	7,102,460

Traditional life:
Number of policies	37,730	39,520
Face amounts	$3,553,990	3,329,160

Fixed-index life:
Number of policies	37,540	35,780
Face amounts	$9,404,140	8,904,050

Rider face amounts	$2,902,200	2,669,260

Total life insurance:
Number of policies	126,930	130,160
Face amounts	$22,717,110	22,004,930

At September 30, 2014, the Company’s face amount of life insurance in force was comprised of $19.7 billion from the international line of business and $3.0 billion from the domestic line of business. At September 30, 2013, these amounts were $19.3 billion and $2.7 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$182,315	186,526	535,203	538,854
Other deferred annuities	20,053	10,777	53,015	56,349
Immediate annuities	4,138	1,909	8,855	8,782

Totals	$206,506	199,212	597,073	603,985

Annuity sales in the third quarter of 2014 were 4% higher than in the third quarter of 2013. For the first nine months of the year, annuity sales trailed the level in 2013 by approximately 1%. Annuity sales in the first nine months of 2014 are generally in line with the Company's projected sales goal for the year of $800 million.

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

Under the auspices of the Company's enterprise risk management (ERM) processes, in 2012 Company management evaluated the potential ramifications of continuing a high level of annuity sales in the depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Taken into consideration has been the Federal Reserve's ongoing announced intention to maintain interest rates at historically reduced levels over several years. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first nine months of 2014 this percentage reached 90% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	September 30,
	2014	2013
	($ in thousands)

Fixed-index annuities
Number of policies	67,650	63,460
GAAP annuity reserves	$5,100,262	4,606,831

Other deferred annuities
Number of policies	55,310	59,470
GAAP annuity reserves	$2,336,844	2,521,551

Immediate annuities
Number of policies	16,170	17,390
GAAP annuity reserves	$371,904	391,531

Total annuities
Number of policies	139,130	140,320
GAAP annuity reserves	$7,809,010	7,519,913

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. The recent announcement of preliminary third quarter U.S. GDP growth of 3.5% portrayed a domestic economy well on the road to financial stability. Sentiment surveys of consumers and investors have also trended in the upward direction with some of the optimism attributed to anticipated changes in the state and federal government representatives in the November election.

In the U.S., equity markets have climbed into record territories based upon the easy money policies of the Federal Reserve and the rebound in certain sectors of the economy. The leadership of the Federal Reserve has indicated confidence in the economy's strength and direction by ceasing one of their quantitative easing initiatives involving the purchase of long-term treasury securities. There is some trepidation with regard to equity market levels given the Federal Reserve's cessation of a program that served to augment the valuation of financial assets. This fear has manifested itself with increased instances of volatility not seen for some time. The equity market's five year run has certainly provided support to sales of the Company's equity-index insurance products.

The fixed income market, the Company's primary investment source, has persisted through both lower interest rate levels and generally tighter spreads of corporate securities over comparable duration Treasury instruments. Contrary to the majority opinion of credit market prognosticators at the beginning of the year, the ten year U.S. Treasury yield has decreased approximately 60 to 70 basis points from the end of the year 2013 during the first nine months of 2014. The low overall interest rate environment presents a challenging scenario for obtaining yields to support crediting rates on interest sensitive products and avert the compression on interest spreads. The Company continues to manage new annuity sales levels cautiously at current rate levels.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Universal life and annuity contract charges	$36,602	33,523	112,824	111,785
Traditional life premiums	4,506	4,159	13,946	13,241
Net investment income (excluding derivatives)	107,487	105,788	325,318	325,165
Other revenues	5,377	5,822	16,351	17,954

Operating revenues	153,972	149,292	468,439	468,145
Derivative gain (loss)	3,479	35,615	49,278	126,739
Net realized investment gains (losses)	2,169	3,285	6,747	7,199

Total revenues	$159,620	188,192	524,464	602,083

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were level for the first nine months in 2014 compared to 2013 primarily due to higher cost of insurance and administrative charges resulting from growth in the amount of business in force being offset by lower administrative charge revenue from lower domestic life and annuity sales in the first quarter of 2014. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$32,349	28,778	95,903	96,079
Surrender charges	8,687	9,591	29,723	27,615
Other charges	(303)	(795)	(1,160)	(385)
Gross contract revenues	40,733	37,574	124,466	123,309

Reinsurance premiums	(4,131)	(4,051)	(11,642)	(11,524)

Net contract revenues	$36,602	33,523	112,824	111,785

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the nine months ended September 30, 2014 averaged approximately $22.5 billion while for the same period of 2013 averaged $21.7 billion. Accordingly, for the nine months ended September 30, 2014, cost of insurance charges increased to $75.9 million from $74.2 million at September 30, 2013. For the third quarter ended September 30th, cost of insurance charges recognized increased to $25.4 million in 2014 from $24.9 million in the same period of 2013. Administrative charges pertaining to new business issued decreased to $20.0 million from $21.9 million for the nine months ended September 30, 2014 versus September 30, 2013. Due to the substantial increase in the Company's single premium life insurance sales, the Company began deferring the premium load associated with this product in the third quarter of 2013, thus decreasing contract revenues, and set the deferred amount up as an unearned revenue balance to be earned over future periods of the policy life. While reducing administrative charge revenue during the third quarter of 2013, the amounts were largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserve liabilities. For the three months ended September 30, 2014 and 2013, administrative charges from new business issued were $6.9 million and $3.9 million, respectively.

Surrender charges assessed against policyholder account balances upon withdrawal declined 9% in the third quarter of 2014 over the comparable prior year period and incurred an 8% increase for the nine months ended September 30th. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force, additional contract revenues are realized and the Company continues to make an interest rate spread on outstanding policyholder account balances (the difference between what is earned on invested assets and the amount credited to policyholders). In the first nine months of 2014, lapse rates on life insurance policies were consistent with the prior year while annuity lapse rates increased marginally over the 2013 level.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first nine months of 2014 compared to the same period in 2013. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company's life insurance sales focus has been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets. The Company began offering graded death benefit whole life and term products in its domestic markets during 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Gross investment income:
Debt securities	$102,499	102,171	307,708	308,364
Mortgage loans	2,595	2,117	7,306	7,076
Policy loans	1,060	1,094	3,198	3,412
Short-term investments	147	59	268	220
Other invested assets	1,469	664	7,703	6,873

Total investment income	107,770	106,105	326,183	325,945
Less: investment expenses	283	317	865	780

Net investment income (excluding derivatives)	107,487	105,788	325,318	325,165
Derivative gain (loss)	3,479	35,615	49,278	126,739

Net investment income	$110,966	141,403	374,596	451,904

For the nine months ended September 30, 2014, debt securities generated approximately 95% of total investment income, excluding derivative gain (loss). The stable level of investment income from debt securities through the third quarter of 2014 versus 2013 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during 2014 remain below the portfolio's weighted average yield. Mortgage loan investment income for the nine months ended September 30, 2014 increased over the comparable period in 2013 reflecting incremental new loan volume. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. During the three and nine months ended September 30, 2014 the Company originated new mortgage loans in the amount of $4.4 million and $34.0 million, respectively.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)

Excluding derivatives:
Net investment income	$325,318	325,165
Average invested assets, at amortized cost	$9,609,481	9,083,333
Annual yield on average invested assets	4.51%	4.77%

Including derivatives:
Net investment income	$374,596	451,904
Average invested assets, at amortized cost	$9,749,043	9,171,916
Annual yield on average invested assets	5.12%	6.57%

The lower yield on average invested assets, excluding derivatives, through the third quarter of 2014 compared to 2013 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2013, the average yield on bond purchases to fund insurance operations was 3.53% representing a 1.21% spread over treasury rates. Insurance operation bond purchases through the third quarter of 2014 had an average yield of 3.74% with spreads decreasing slightly to 1.08% over treasury rates. The yield rates during both 2013 and 2014 are below the weighted average bond portfolio rate which approximated 4.50% at September 30, 2014. The weighted average quality of new purchases during the first nine months was "A-", which was slightly lower than the overall "A" quality rating of purchases during 2013. The composite duration of purchases during the first nine months of 2014 matched that for 2013 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2013 at a rate of 3.03%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 2.3% to a high of 3.0% during the first nine months of 2014, and ended the third calendar quarter at 2.49%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $15.9 million and $17.7 million for the nine months ended September 30, 2014 and 2013, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2014.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended September 30, 2014, the reference indices slightly increased and the Company recorded an overall gain from index options with substantially a corresponding increase in contract interest expense during this period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(39,294)	(3,385)	(67,520)	58,165
Realized gain (loss)	42,773	39,000	116,798	68,574

Total gain (loss) included in net investment income	$3,479	35,615	49,278	126,739

Total contract interest	$59,211	87,486	224,576	299,224

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

Net realized investment gains (losses) - Realized gains on investments in 2014 primarily resulted from bond calls and sales. The net gains reported for the nine months ended September 30, 2014 consisted of gross gains of $7.3 million offset by gross losses of $0.1 million, which included other-than-temporary impairment losses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	13	7	238
Equities	—	—	28	14

Total	$—	13	35	252

As shown in the table above, the Company did not incur impairment or valuation write-downs during the quarter ended September 30, 2014. Bond impairments during the nine months ended September 30, 2014 pertained to an asset-backed security whose cash flow and fair value did not support the amortized cost basis at which the instrument was recorded in the financial records. Equity impairments represent a mark-to-market write-down on a common stock security in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $44,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Life and other policy benefits	$13,163	16,941	40,922	48,081
Amortization of deferred policy acquisition costs	23,467	24,244	79,304	83,900
Universal life and annuity contract interest	59,211	87,486	224,576	299,224
Other operating expenses	20,451	22,675	63,414	69,442

Totals	$116,292	151,346	408,216	500,647

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, decreased marginally to $24.6 million year-to-date in 2014 compared to $28.3 million for the first nine months of 2013. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions. For the quarter ended September 30th, death claim expense declined to $7.3 million from $10.7 million from the comparable 2013 period.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense three and nine months ended September 30, 2014 and 2013.

Increase (Decrease) in DPAC Balance	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Unlocking	$1,430	—	1,430	—
True-up	3,121	3,326	7,219	13,055

Totals	$4,551	3,326	8,649	13,055

True-up adjustments were recorded in 2014 and 2013 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $3.1 million decrease in amortization expense for the three months ended September 30, 2014, and a $3.3 million decrease for the three months ended September 30, 2013. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $12.9 million in the first nine months of 2014 whereas the true-up adjustments for the annuity line of business during the same period were negative by $5.7 million incrementally adding to amortization expense. For the nine months ended September 30, 2013, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $15.0 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $1.9 million.

No unlocking adjustments were made by the Company in the first nine months of 2013. In the quarter ended September 30, 2014, the Company unlocked the DPAC balance associated with its International Life segment for premium load increases implemented on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense).While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs are reflective of actual experience.

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

The Company's approximated average credited rates through the first nine months, excluding and including fixed-index (derivative) products, were as follows:

	September 30,		September 30,
	2014	2013	2014	2013
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.52%	2.66%	3.41%	4.18%
Interest sensitive life	3.78%	3.90%	5.78%	7.51%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $49.3 million and $126.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the nine months ended September 30, 2014 and 2013, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in decreased balance sheet amounts of $1.2 million and $0.4 million, respectively, which thereby increased contract interest expense by a like amount. No unlocking adjustments were made in either period.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three and nine months ended September 30, 2014 and 2013 are summarized in the table that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

General insurance expenses	$4,978	4,538	14,693	19,935
Nursing home expenses	4,784	5,340	14,696	16,009
Compensation expenses	6,006	7,266	20,386	21,156
Commission expenses	3,264	3,938	8,545	6,677
Taxes, licenses and fees	1,419	1,593	5,094	5,665

Totals	$20,451	22,675	63,414	69,442

General insurance expenses include legal expenses and amounts provided for various legal matters and outstanding litigation. During the second quarter of 2013, the Company accrued $3.5 million pertaining to a class action lawsuit, in which it was the defendant, that ultimately was settled in the first quarter of 2014. Refer to Note 8 in the accompanying notes to condensed consolidated financial statements for further discussion. With the resolution of this matter early in 2014, the Company's legal expenses, excluding the class action lawsuit accrual, have declined in the first nine months of 2014 approximately $1.2 million compared with the same period in 2013.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during 2014 have decreased as a result of discontinuing higher acuity services at the homes. The decline in expenses as a result of discontinuing these services has similarly decreased the revenue associated with these operations.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock options. These costs move in tandem with the number of stock options outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options to fair value under the liability method of accounting, Consequently, the related expense amount varies positively or negatively in any given period. For the three months ended September 30, 2014 share based compensation expense was $0.1 million while for the comparable period in 2013 share based compensation expense was $1.0 million. For the nine months ended September 30, 2014 share based compensation expense was $2.5 million while for the comparable period in 2013 share based compensation expense was $4.0 million. Compensation costs related to share-based compensation declined during the three and nine months ended September 30, 2014 compared to the same periods in 2013 due to the number of outstanding options declining as a result of stock option exercises and forfeitures between September 30, 2013 and September 30, 2014.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the nine months ended September 30, 2014 these amounts decreased from the comparable period in 2013 largely due to lower premium taxes which were $2.2 million in the current year compared to $2.6 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 33.4% for the nine months ended September 30, 2014 compared to 32.6% for the nine months ended September 30, 2013. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and nine months ended September 30, 2014 and 2013 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
September 30, 2014	$710	7,825	14,892	3,630	27,057
September 30, 2013	$555	7,447	11,013	3,633	22,648

Nine months ended:
September 30, 2014	$2,601	25,824	34,144	10,521	73,090
September 30, 2013	$2,520	25,024	25,569	10,613	63,726

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$6,847	3,944	22,077	22,967
Net investment income	6,859	6,928	24,044	22,943
Other revenues	19	12	40	21

Total revenues	13,725	10,884	46,161	45,931

Benefits and expenses:
Life and other policy benefits	3,353	4,003	7,268	8,129
Amortization of deferred policy acquisition costs	1,166	1,015	5,346	5,260
Universal life insurance contract interest	5,803	2,261	19,066	17,320
Other operating expenses	2,314	2,782	10,585	11,496

Total benefits and expenses	12,636	10,061	42,265	42,205

Segment earnings (loss) before Federal income taxes	1,089	823	3,896	3,726
Provision (benefit) for Federal income taxes	379	268	1,295	1,206

Segment earnings (loss)	$710	555	2,601	2,520

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance revenues	$6,985	4,939	22,955	24,108
Traditional life insurance premiums	1,241	559	3,548	3,111
Reinsurance premiums	(1,379)	(1,554)	(4,426)	(4,252)

Totals	$6,847	3,944	22,077	22,967

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender by roughly a three-to-one rate over the past several years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 60,000 at December 31, 2012 to 57,700 at December 31, 2013, and to 56,200 at September 30, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first nine months of 2014 was 14% lower than in the comparable period for 2013 and the volume of insurance issued was 13% less than that in 2013.

As noted in the discussion of Consolidated Operations results, in the third quarter of 2013 the Company began deferring the premium load on its most popular selling domestic product, single pay life insurance. This resulted in a decrease in universal life insurance revenues during the third quarter of 2013.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$32,674	36,071	84,833	96,245
Renewal premiums	5,345	4,883	15,251	15,259

Totals	$38,019	40,954	100,084	111,504

During the past couple of years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued trending higher. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding increase.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$6,494	5,394	19,851	19,013
Derivative gain (loss)	365	1,534	4,193	3,930

Net investment income	$6,859	6,928	24,044	22,943

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first nine months of 2014 was consistent compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,418	1,362	6,696	5,742

Totals	$2,418	1,362	6,696	5,742

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$29,135	28,865	87,906	87,061
Net investment income	8,273	10,957	35,902	43,224
Other revenues	20	60	321	211

Total revenues	37,428	39,882	124,129	130,496

Benefits and expenses:
Life and other policy benefits	9,672	11,040	16,375	17,910
Amortization of deferred policy acquisition costs	2,525	3,287	18,078	17,000
Universal life insurance and annuity contract interest	6,956	8,525	32,820	39,760
Other operating expenses	6,307	5,987	18,167	18,820

Total benefits and expenses	25,460	28,839	85,440	93,490

Segment earnings (losses) before Federal income taxes	11,968	11,043	38,689	37,006
Provision (benefit) for Federal income taxes	4,143	3,596	12,865	11,982

Segment earnings (loss)	$7,825	7,447	25,824	25,024

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance revenues	$27,671	27,922	84,009	84,386
Traditional life insurance premiums	3,263	3,600	10,397	10,130
Reinsurance premiums	(1,799)	(2,657)	(6,500)	(7,455)

Totals	$29,135	28,865	87,906	87,061

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.2 billion at December 31, 2012 to $19.6 billion at December 31, 2013 and leveled off to slightly below $19.7 billion at September 30, 2014. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first nine months of 2014 was 1% lower than in the first nine months of 2013 while the volume of insurance issued was 2% greater than that issued in 2013 during the same period.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2009	$2,423.2	13.0%
Year ended December 31, 2010	1,721.8	9.0%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Nine months ended September 30, 2014	1,380.7	8.5%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Universal life insurance:
First year and single premiums	$6,337	8,174	19,242	19,420
Renewal premiums	29,877	29,651	84,623	86,720

Totals	$36,214	37,825	103,865	106,140

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $67.3 million and $66.9 million for the first nine months of 2014 and 2013, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$7,566	6,679	27,615	28,193
Derivative gain (loss)	707	4,278	8,287	15,031

Net investment income	$8,273	10,957	35,902	43,224

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and reserved for separately. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period. Refer to Note 11, Derivative Investments, of the accompanying condensed consolidated financial statements for further discussion.

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2013, the average face amount of insurance purchased was $384,000, and in the first nine months of 2014, the average was approximately $380,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$1,430	—	1,430	—
True-up	2,449	1,999	6,215	9,210

Totals	$3,879	1,999	7,645	9,210

True-up adjustments in the first nine months of 2014 and 2013 increased the DPAC balance on the balance sheet and decreased amortization expense in current earnings by a like amount. In the quarter ended September 30, 2014, the Company unlocked the DPAC balance associated with its International Life segment for premium load increases implemented on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$5,126	4,873	16,787	14,998
Net investment income	90,835	118,521	300,118	371,704
Other revenues	23	22	63	52

Total revenues	95,984	123,416	316,968	386,754

Benefits and expenses:
Life and other policy benefits	138	1,898	17,279	22,042
Amortization of deferred policy acquisition costs	19,776	19,942	55,880	61,640
Annuity contract interest	46,452	76,700	172,690	242,144
Other operating expenses	7,045	8,565	19,965	23,117

Total benefits and expenses	73,411	107,105	265,814	348,943

Segment earnings (loss) before Federal income taxes	22,573	16,311	51,154	37,811
Provision (benefit) for Federal income taxes	7,681	5,298	17,010	12,242

Segment earnings (loss)	$14,892	11,013	34,144	25,569

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first nine months of 2014 was 6.7% compared to 6.6% during the same period in 2013.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and nine months ended September 30, 2014 and 2013 are detailed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$188,129	181,727	544,435	539,809
Other deferred annuities	20,481	22,077	52,536	66,224
Immediate annuities	4,599	1,081	10,687	5,148

Totals	$213,209	204,885	607,658	611,181

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90% and 88% for the nine months ended September 30, 2014 and 2013, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $13.6 million and $20.9 million during the first nine months of 2014 and 2013, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net investment income (excluding derivatives)	$88,428	88,718	263,320	263,926
Derivative gain (loss)	2,407	29,803	36,798	107,778

Net investment income	$90,835	118,521	300,118	371,704

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—		—
True-up	(1,746)	(35)	(5,691)	(1,897)

Totals	$(1,746)	(35)	(5,691)	(1,897)

As the true-up adjustments decreased the DPAC balances on the balance sheet for the nine months ended September 30, 2014 and 2013, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The larger true-up decrement to the DPAC balance for the three and nine months ended September 30, 2014 reflects the impact of spread compression upon the profitability of fixed deferred annuities and the change in fixed-index annuity spread returns based upon actual returns of maturing call option contracts.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Fixed-index annuities	$28,369	53,482	98,953	164,742
All other annuities	16,895	23,077	67,754	78,746

Gross contract interest	45,264	76,559	166,707	243,488
Bonus interest deferred and capitalized	(4,707)	(5,968)	(13,645)	(20,904)
Bonus interest amortization	5,895	6,109	19,628	19,560

Total contract interest	$46,452	76,700	172,690	242,144

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the nine months ended September 30, 2014 and 2013, deferred sales inducement balances on the balance sheet were reduced by $1.2 million and $0.4 million, respectively, for true-up adjustments. These adjustments are included in the above table as an addition to bonus interest amortization.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.2 million and $1.7 million of operating earnings in the first nine months of 2014 and 2013, respectively. The decrease in operating earnings from the two nursing homes reflects a lower census in 2014 and higher uncollectible amounts from Medicaid patients. The remaining earnings of $9.3 million and $8.9 million for the nine months ended September 30, 2014 and 2013, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

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

	September 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,605,303	96.3	$9,146,986	95.7
Mortgage loans	152,740	1.5	132,765	1.4
Policy loans	63,746	0.6	65,969	0.7
Derivatives, index options	109,812	1.1	169,314	1.8
Real estate	16,827	0.2	18,191	0.2
Equity securities	17,615	0.2	14,878	0.1
Other	12,179	0.1	12,800	0.1

Totals	$9,978,222	100.0	$9,560,903	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of September 30, 2014 and December 31, 2013, the Company's debt securities portfolio consisted of the following classes of securities:

	September 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,258,044	65.2	$5,752,432	62.8
Mortgage-backed securities	1,724,339	18.0	1,770,726	19.4
Public utilities	1,116,985	11.6	1,111,729	12.2
State and political subdivisions	430,796	4.5	423,770	4.6
U.S. agencies	23,069	0.2	23,088	0.3
Asset-backed securities	39,902	0.4	43,556	0.5
Foreign governments	10,250	0.1	19,772	0.2
U.S. Treasury	1,918	—	1,913	—

Totals	$9,605,303	100.0	$9,146,986	100.0

Substantially all of the Company's investable cash flows are directed toward the purchase of long-term debt securities. The Company's investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders. Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company's policy liabilities and provide an appropriate strategy for managing cash flows. Long-term debt securities purchased to fund insurance company operations are summarized below.

	Nine Months Ended September 30,	Year Ended December 31,
	2014	2013
	($ In thousands)

Cost of acquisitions	$804,509	$1,691,809
Average S&P® quality	A-	A
Effective annual yield	3.74%	3.53%
Spread to treasuries	1.08%	1.21%
Effective duration	8.5 years	8.5 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.3% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	September 30, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$107,172	1.1	$110,688	1.2
AA	2,604,345	27.1	2,608,156	28.5
A	2,992,417	31.2	2,848,866	31.1
BBB	3,737,807	38.9	3,400,650	37.2
BB and other below investment grade	163,562	1.7	178,626	2.0

Totals	$9,605,303	100.0	$9,146,986	100.0

The Company's investment strategy does not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

September 30, 2014	$162,286	163,562	169,091	1.6%

December 31, 2013	$173,974	178,628	183,874	1.9%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2013 due to bond calls and principal paydowns. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of September 30, 2014 are summarized below, including September 30, 2014 and December 31, 2013 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	September 30, 2014	September 30, 2014	September 30, 2014	December 31, 2013
	(In thousands)

Retail	$14,968	15,488	15,488	18,188
Telecommunications	5,051	5,750	5,750	11,889
Asset-backed securities	6,201	6,201	8,077	8,863
Mortgage-backed	7,369	7,425	7,713	12,402
Transportation	—	85	85	171
Manufacturing	50,879	52,008	54,825	55,535
Banking/finance	33,464	33,582	31,979	32,312
Other	44,354	43,023	45,174	44,514

Totals	$162,286	163,562	169,091	183,874

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

Certain European countries have experienced varying degrees of financial stress. Risks from the lingering debt crisis in Europe could potentially disrupt financial markets and have a detrimental impact on global conditions as well as on sovereign and non-sovereign obligations.The Company has no exposure to the sovereign debt of Portugal, Ireland, Italy, Greece or Spain. These countries in particular have been or are experiencing significant economic, fiscal and political strains that could increase the likelihood of default for these countries. Additionally, the Company has no exposure to the debt of financial institutions domiciled in these countries.

However, the Company does have exposure to the debt of non-financial companies in each of these countries except for Greece. The following tables show bond holdings at September 30, 2014 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2014	September 30, 2014	Country Domiciled
	(In thousands)

Covidien	A	$24,165	25,292	Ireland
CRH	BBB+	3,999	4,599	Ireland
Telefonica	BBB	11,772	13,046	Spain

Totals		$39,936	42,937

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	September 30, 2014	September 30, 2014	Country Domiciled
	(In thousands)

Covidien	A	$4,990	4,829	Ireland
EDP	BB+	17,245	18,489	Portugal
Enel	BBB	19,935	22,356	Italy
Finmeccanica	BB+	15,019	16,200	Italy
Iberdrola Finance	BBB	2,922	3,320	Spain
Kerry Group	BBB+	21,954	21,190	Ireland
Telefonica	BBB	8,107	9,146	Spain
Perrigo	BBB	25,813	26,285	Ireland

Totals		$115,985	121,815

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

During the nine months ended September 30, 2014 the Company recorded minimal other-than-temporary impairment credit related write-downs on a debt security and on an equity security. The Company had no other-than-temporary impairment write-downs on debt securities other than on the one asset-backed security whose fair value and net present value of future cash flows fell below the amortized cost of the security. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $6.8 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $4.3 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at September 30, 2014, approximately 27.5% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	September 30, 2014
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,195,441	6,898,038	297,403
Securities available for sale:
Debt securities	2,707,265	2,563,976	143,289
Equity securities	17,615	12,829	4,786

Totals	$9,920,321	9,474,843	445,478

Asset-Backed Securities

The Company holds approximately $39.9 million in asset-backed securities as of September 30, 2014. This portfolio includes $8.5 million of manufactured housing bonds and $31.4 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014 the Company sold its one remaining Alt-A security. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The Company's exposure to the Alt-A and subprime sectors has been limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as subprime in the Company's portfolio as of September 30, 2014 were underwritten prior to 2005 as noted in the table below.

	September 30, 2014		December 31, 2013
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,528	3,564	4,033	4,161
2003	3,762	5,532	3,930	5,424
2004	24,109	27,145	24,533	27,617

Subtotal subprime	$31,399	36,241	32,496	37,202

Alt A:
2004	$—	—	3,535	3,535

As of September 30, 2014, the Company held ten subprime issues of which 2 were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $34.1 million for the year ended December 31, 2013 and $34.0 million for the nine months ended September 30, 2014. Principal repayments on mortgage loans for the nine months ended September 30, 2014 were $14.1 million.

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

The Company held net investments in mortgage loans totaling $152.7 million and $132.8 million at September 30, 2014 and December 31, 2013, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$94,620	61.7	$79,702	59.7
New England	17,173	11.2	17,400	13.0
Mountain	3,073	2.0	3,239	2.4
Pacific	10,303	6.7	10,364	7.8
East North Central	10,726	7.0	10,607	8.0
East South Central	14,231	9.3	10,098	7.6
South Atlantic	1,339	0.9	—	—
Middle Atlantic	1,925	1.2	2,005	1.5
Gross balance	153,390	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,740	99.6	$132,765	99.5

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$128,854	84.0	$103,487	77.6
Hotel/Motel	1,621	1.1	3,742	2.8
Land/Lots	3,251	2.1	3,155	2.4
Apartments	12,300	8.0	15,275	11.4
Office	916	0.6	1,313	1.0
All other	6,448	4.2	6,443	4.8
Gross balance	153,390	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$152,740	99.6	$132,765	99.5

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $16.8 million and $18.2 million at September 30, 2014 and December 31, 2013, respectively. The Company recognized operating income on these properties of approximately $1.2 million for the first nine months of 2014. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands except percentages)

Debt securities - fair value	$9,902,706	9,762,294	9,292,810
Debt securities - amortized cost	$9,462,014	9,255,576	9,034,438
Fair value as a percentage of amortized cost	104.66%	105.47%	102.86%
Net unrealized gain balance	$440,692	506,718	258,372
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.04)%	(0.19)%	1.27%

	Net Unrealized Gain Balance
	At September 30, 2014	At June 30, 2014	At December 31, 2013	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$297,403	338,262	145,824	(40,859)	151,579
Debt securities available for sale	143,289	168,456	112,548	(25,167)	30,741

Totals	$440,692	506,718	258,372	(66,026)	182,320

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 54 basis points from 3.03% at year-end 2013 to 2.49% by the end of the first nine months of 2014 and the Company's unrealized gain position increased $182.3 million on a portfolio with an amortized cost basis of approximately $9.5 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2013, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first nine months of 2014 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at September 30, 2014.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals as may occur in a rapidly increasing interest rate environment or other period of exceptional financial duress. The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.

The actual amounts paid by product line in connection with surrenders and withdrawals for the periods ended September 30, for each respective year, are noted in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Product Line:
Traditional Life	$1,074	1,146	3,189	4,346
Universal Life	16,764	13,021	49,790	39,787
Annuities	111,738	119,388	357,156	352,002

Total	$129,576	133,555	410,135	396,135

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $229.7 million and $193.9 million for the nine months ended September 30, 2014 and 2013, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $804.8 million and $1,220.3 million for the nine months ended September 30, 2014 and 2013, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $60.5 million and $67.7 million during the nine months ended September 30, 2014 and 2013, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of September 30, 2014, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$3,000	3,000	—	—	—
Operating lease obligations	480	96	192	192	—
Life claims payable (1)	57,734	57,734	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,187,566	967,074	1,900,610	1,804,590	6,515,292

Total	$11,248,780	1,027,904	1,900,802	1,804,782	6,515,292

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended September 30, 2014. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

July 1, 2014 through July 31, 2014	—	—	N/A	N/A
August 1, 2014 through August 31, 2014	—	—	N/A	N/A
September 1, 2014 through September 30, 2014	—	—	N/A	N/A

Total	—	—	N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	November 7, 2014	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	November 7, 2014	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	November 7, 2014	/S/ Bruce E. Wood
Bruce E. Wood
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)