Form 10-K
period 2014-12-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2015-03-13
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.  (Check One)
Large accelerated filer ☐    Accelerated filer ☒     Non-accelerated filer   ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock (based upon the closing price) held by non-affiliates of the Registrant on June 30, 2014 was $568,168,220.

As of March 9, 2015, the number of shares of Registrant's common stock outstanding was:   Class A - 3,436,166 and Class B - 200,000.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference:  Portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held June 19, 2015, which will be filed within 120 days after December 31, 2014 are incorporated by reference into Part III of this report.

	PART I	Page

Item 1.	Business	4
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	25

	PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Consolidated Financial Data	29
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 8.	Financial Statements and Supplementary Data	69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
Item 9A.	Controls and Procedures	69
Item 9B.	Other Information	72

	PART III

The information required by Items 10 through 14 is incorporated by reference from our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	72

	Signatures	151

Cautionary Statement Regarding Forward Looking Information

This Form 10-K includes statements pertaining to anticipated financial performance, business endeavors, product development, and other similar matters. These statements, which may include words such as "may," "likely," "projected," "expect," "anticipate," "believe," "intend," and other like expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. A variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of business include, but are not limited to, the following:

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

•	We are subject to regulation, changes to existing laws, and investigations which may affect our profitability or means of operation.

•	Changes in accounting standards issued by standard-setting bodies may adversely affect our financial statements and affect the management of business operations.

•	We may be subject to unfavorable judicial developments, including the time and expense of litigation, which potentially could affect our financial position and results of operations.

•	We could be liable with respect to liabilities ceded to reinsurers if the reinsurers fail to meet the obligations assumed by them.

•	We are subject to policy claims experience which can fluctuate from period to period and vary from past results or expectations.

•
We are subject to assumption inaccuracies regarding future mortality, persistency, and interest rates used in determining deferred policy acquisition costs which may require us to accelerate our amortization.

•	Occurrence of natural or man-made disasters and catastrophes could adversely affect our ability to conduct business operations and the financial condition and results of operations.

•	We are dependent upon effective information technology systems and the development and implementation of new technologies.

•	The Company could be adversely affected by changes to tax law or interpretations of existing tax law which could reduce the demand for certain insurance products.

•	The Company may be required to establish a valuation allowance against its deferred tax assets which could materially affect the Company's results of operations and financial condition.

•	Competition for employees is intense and the Company may not be able to attract and retain highly skilled people needed to support its business.

See Part 1A, Risk Factors, for additional information.

PART I

ITEM 1. BUSINESS

General

National Western Life Insurance Company (hereinafter referred to as "National Western", "Company", or "Registrant") is a stock life insurance company, chartered in the State of Colorado in 1956, and doing business in forty-nine states, the District of Columbia, and four U.S. territories or possessions.  National Western is also licensed in Haiti, and although not otherwise licensed, accepts applications from and issues policies to residents of various countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe and Asia. Such policies are underwritten, accepted, and issued in the United States based upon applications submitted by independent contractors. The Company provides life insurance products for the savings and protection needs of approximately 126,700 policyholders and for the asset accumulation and retirement needs of 139,100 annuity contract holders.

The Company's total assets increased to $11.4 billion at December 31, 2014, from $10.8 billion at December 31, 2013. The Company generated revenues of $708.8 million, $860.3 million and $664.7 million in 2014, 2013 and 2012, respectively. In addition, National Western generated net income of $105.6 million, $96.2 million and $92.6 million in 2014, 2013 and 2012, respectively.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Annuities:
Fixed-index deferred	$730,693	717,258	656,185
Other deferred	70,505	74,834	159,157
Single premium immediate	15,313	13,380	39,321

Total annuities	$816,511	805,472	854,663

Life:
Fixed-index universal life insurance	$34,239	35,643	26,991
Other universal life insurance	4,748	5,223	6,532
Traditional life and other	3,597	3,312	3,496

Total life	$42,584	44,178	37,019

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	December 31,
	2014	2013
	($ in thousands)

Universal life:
Number of policies	50,950	54,090
Face amounts	$6,819,120	$7,058,580

Traditional life:
Number of policies	37,310	39,060
Face amounts	$3,585,380	$3,419,810

Fixed-index life:
Number of policies	38,480	36,480
Face amounts	$9,693,530	$9,150,750

Rider face amounts	$2,982,970	$2,743,660

Total life insurance:
Number of policies	126,740	129,630
Face amounts	$23,081,000	$22,372,800

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	December 31,
	2014	2013
	($ in thousands)

Fixed-index annuities
Number of policies	68,840	64,460
GAAP annuity reserves	$5,221,891	$4,782,159

Other deferred annuities
Number of policies	54,460	58,580
GAAP annuity reserves	$2,286,489	$2,479,855

Immediate annuities
Number of policies	15,830	17,060
GAAP annuity reserves	$369,065	$383,419

Total annuities
Number of policies	139,130	140,100
GAAP annuity reserves	$7,877,445	$7,645,433

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

Domestic Insurance Operations. The Company is currently licensed to do business in all states and the District of Columbia, except for New York.  Products marketed are annuities, universal life insurance, and traditional life insurance, which include both term and whole life products.  The majority of domestic sales are the Company's annuities.  National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs").  These NMOs assist the Company in recruiting, contracting, and managing independent agents.  The Company's agents are independent contractors who are compensated on a commission basis.  At December 31, 2014, the Company's NMO relationships had contracted approximately 19,200 independent agents with the Company.  Over 14% of these contracted agents submitted policy applications to the Company in the past twelve months. At December 31, 2014, the Company had 55,700 domestic life insurance policies in force representing $3.1 billion in face amount of coverage and 139,100 annuity contracts representing account balances of $7.9 billion.

The following table sets forth the Company's domestic life insurance sales as measured in annualized first year premium for the last three years.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Fixed-index life	$17,131	19,122	11,751
Universal life	177	211	200
Traditional life	96	67	130

Total	$17,404	19,400	12,081

International Insurance Operations. National Western's international operations generally focus on foreign nationals in upper socioeconomic classes.  Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, the Pacific Rim, Eastern Europe, and Asia. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another.  Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At December 31, 2014, the Company had approximately 71,000 international life insurance policies in force representing nearly $20.0 billion in face amount of coverage.

International applications are submitted by independent contractors, consultants and broker-agents, many of whom have been submitting policy applications to National Western for 20 or more years.  The Company had relationships with approximately 2,300 of these independent international individuals at December 31, 2014, 42% of which submitted policy applications to the Company in the past twelve months.

The following table sets forth the Company's international life insurance sales as measured in annualized first year premium for the past three years.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Fixed-index life	$17,108	16,521	15,240
Universal life	4,571	5,012	6,332
Traditional life	3,501	3,245	3,366

Total	$25,180	24,778	24,938

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

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2008	455,200	272,000
Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600

Geographical Distribution of Business. The following table depicts the distribution of the Company's premium revenues and deposits.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

United States domestic products:
Annuities	$828,982	811,339	860,880
Life insurance	142,640	155,620	101,247

Total domestic products	971,622	966,959	962,127

International products:
Annuities	4,290	2,530	3,827
Life insurance	160,992	162,829	168,360

Total international products	165,282	165,359	172,187

Total direct premiums and deposits collected	$1,136,904	$1,132,318	1,134,314

Although many agents sell National Western's products, the Company's annuity sales in any year typically reflect several NMOs whose contracted independent agents sold 10% or more of the Company’s total annuity sales. In 2014, there was one NMO that accounted for approximately 16% of the Company’s annuity sales. Similarly, domestic life insurance sales in any year may include several NMOs who accounted for 10% or more of total domestic life insurance sales. In 2014, there were two NMOs who generated 19% and 17%, respectively, of total domestic life insurance sales. Given the historically lower level of domestic life insurance sales relative to international life sales and annuity sales, the proportionate percentage of domestic life sales for these particular NMOs is not considered a significant concentration of business within the total context of new business. In addition, with the independent distribution model the Company employs, the concentration of sales within a particular NMO is not as an acute concern as compared to other distribution channels given that the underlying agents are free to contract with the Company through any NMO the Company has a relationship with.

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

	Year Ended December 31,
	2014	2013

Percentage of International Sales:
Latin America	84.4%	90.5%
Pacific Rim	12.5	6.9
Eastern Europe	3.1	2.6

Totals	100.0%	100.0%

International life insurance sales are much more diversified by independent consultants and contractors. In terms of sales to residents of international countries, Brazil, Venezuela, Peru, and Taiwan were the countries exceeding 10% of total international sales with shares of 23%, 15%, 13%, and 10%, respectively.

Segment Financial Information. A summary of financial information for the Company's segments is as follows:

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Revenues, excluding realized gains (losses):
2014	$63,551	170,749	420,707	42,168	697,175
2013	63,414	181,471	563,353	43,376	851,614
2012	52,399	158,559	397,707	42,797	651,462

Segment earnings (losses): (A)
2014	$2,812	37,092	42,935	15,204	98,043
2013	2,094	35,718	37,725	15,085	90,622
2012	1,255	35,556	33,206	13,961	83,978

Segment assets: (B)
2014	$746,051	1,250,629	8,933,274	257,568	11,187,522
2013	610,570	1,200,347	8,586,871	260,007	10,657,795
2012	463,569	1,105,862	8,269,445	242,404	10,081,280

Notes to Table:

(A) Amounts exclude realized gains and losses on investments, net of taxes.
(B) Amounts exclude other unallocated assets.

Additional information concerning these industry segments is included in Note 13, Segment and Other Operating Information, of the accompanying consolidated financial statements.

Competition and Ratings

National Western operates in a mature and highly competitive industry. We compete with hundreds of life and health insurance company groups in the United States as well as other financial intermediaries such as banks and securities firms who market insurance products. Many of these companies are larger, have more substantial capital and technological resources, possess greater brand recognition, and maintain higher ratings. Competitors in international territories include Pan-American Life Insurance, American Fidelity Life Insurance, and Best Meridian Insurance while domestic market competitors include, among others, Allianz Life, American Equity Investment Life, Sammons Financial Group (Midland, NACOLAH), Security Benefit Life, Fidelity and Guaranty Life, Athene USA, Jackson National Life, Equitrust Life Insurance Company, Pacific Life, National Life Group (Life of the Southwest) and Forethought Financial Group. Competitive factors are primarily the breadth and quality of products offered, established positions in niche markets, pricing, relationships with distribution channels, commission structures, the perceived stability of the insurer, quality of underwriting and customer service, scale and cost efficiency. Operating results of life insurers are subject to fluctuations not only from this competitive environment but also due to economic conditions, interest rate levels and changes, performance of investments, and the maintenance of strong insurance ratings from independent rating agencies.

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

Insurance Product Liabilities

At December 31, 2014, the Company's total balance for liabilities pertaining to insurance products was $9.7 billion. These product liabilities are payable over an extended period of time for which the Company's product pricing includes in making certain assumptions for. The profitability of insurance products depends on this pricing and differences between the Company's expectations when the products are sold and the subsequent actual experience impacts future profitability.

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

Reinsurance

The Company follows the industry practice of reinsuring (ceding) portions of its insurance risks with a variety of reinsurance companies. All reinsurance is yearly renewable term. We do not use financial or surplus relief reinsurance. The use of reinsurance allows the Company to underwrite policies larger than the risk it is willing to retain on any single life and to continue writing a larger volume of new business. New sales of life insurance products are reinsured above prescribed limits and do not require the reinsurer’s prior approval within certain guidelines. The maximum amount of life insurance the Company normally retains is $500,000 on any one life. However, the use of reinsurance does not relieve the Company of its primary liability to pay the full amount of the insurance benefit in the event of the failure of a reinsurer to honor its contractual obligation. Consequently, the Company avoids concentrating reinsurance risk with any one reinsurer and only participates in reinsurance treaties with reputable carriers. No reinsurer of business ceded by the Company has failed to pay policy claims (individually or in the aggregate) with respect to our ceded business. The Company continuously monitors the financial strength of our reinsurers and has been able to obtain replacement coverages from financially responsible reinsurers when making changes. The Company’s primary reinsurers as of December 31, 2014 were as follows.

Reinsurer	A.M. Best Rating	Amount of In Force Ceded (In thousands)

Hannover Life Reassurance Company (Florida)	A+	$1,991,556
SCOR Global Life Americas Reinsurance (Delaware)	A	1,495,403
RGA Reinsurance Company (Missouri)	A+	935,318
Mapfre Re (Spain)	A	721,873
SCOR Global Life S.E. Branch (France)	A	134,622
All others		48,220

		$5,326,992

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

The RBC requirements provide for four levels of regulatory attention, varying with the ratio of the insurer's ratio of total adjusted capital to its RBC as measured on December 31 of each year. In addition, the RBC requirements provide for a trend test if an insurer's total adjusted capital falls to a certain range of its ratio relative to its RBC as of the end of the year. The Company's statutory capital and surplus at December 31, 2014, was significantly in excess of the threshold RBC requirements for regulatory attention and trend test analysis.

Effects of Inflation. The rate of inflation as measured by the change in the average consumer price index has not had a material effect on the revenues or operating results of the Company during the three most recent fiscal years.

Employees.  The Company had 264 employees as of December 31, 2014, substantially all of which worked in the Company’s home office in Austin, Texas. None of the employees are subject to collective bargaining agreements governing their employment with the Company.

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

The Company’s results from operations are materially affected by economic conditions both in the U.S. and elsewhere around the world. From 2008 to 2010, the U.S. economy experienced severe credit and liquidity issues and experienced a recession. Although the recession has ended, the rate of recovery from the U.S. recession has been slower than historic averages as unemployment remains relatively high and business and consumer confidence has not reached the degree of stability comparable to pre-recession levels. Recent economic data seemingly points to an ongoing pattern of growth, but the future direction could be impacted by implementation of U.S. fiscal policies addressing significant national budget deficits and debt levels or by unforeseen reversals in macroeconomic trends. Globally, the disruption in foreign financial markets has lessened, but not all financial markets are functioning normally. Ongoing efforts by foreign financial authorities to address their plight through currency manipulation or similar versions of quantitative easing initiatives may serve to exacerbate the financial and economic headwinds. Other foreign governments have initiated austerity initiatives to combat their budget deficits which may have the unintended consequence of causing a decline in economic activity.

Even under more favorable economic conditions, general factors such as credit availability, willingness of business to invest, consumer spending, financial market conditions and inflation affect the Company's business. Demand for our products and ultimately the profitability of our business may be adversely affected by anemic activity in any or all of these areas. Our current policyholders may opt to defer or stop paying insurance premiums. Those holding interest-sensitive life insurance and annuity products of the Company may begin an elevated level of discretionary withdrawals of policy funds. Adverse changes as detailed above could negatively affect our net income and have a material effect on our business, results of operations and financial condition. The Company cannot foretell the occurrence of economic trends or the timing of changes in such trends.

Our investment portfolio is subject to several risks which may lessen the value of invested assets and the amounts credited to policyholders.

The Company primarily invests monies received in investment grade, fixed income investment securities in order to meet its obligations to policyholders and provide a return on its deployed capital. Accordingly, our business is exposed to customary risks of debt markets including credit defaults and changes in fair value. Adverse market conditions can affect the liquidity and value of our investments and we are subject to the credit risk that issuers of these securities may default on principal and interest payments, particularly in the event of an ongoing downturn in the economic and/or business climate. At December 31, 2014, approximately 1.5% of the Company’s $9.6 billion fixed income securities portfolio was comprised of issuers who were investment grade at the time the Company acquired them but were subsequently downgraded for various reasons. A substantial increase in defaults from these or other issuers could negatively impact the Company’s financial position and results of operations.

For the Company’s fixed-indexed products, over the counter derivative instruments (index options) are purchased from a number of highly-rated counterparties to fund the index credit to policyholders. These index options consist primarily of one-year call options. In the event that any of these counterparties fails to meet their contractual obligations under these derivative instruments, the Company would be financially at risk for providing the credits due that the counterparty reneged on. The Company attempts to offset this risk through careful credit evaluation of counterparties, diversification of holdings among numerous institutions, and use of credit support agreements requiring counterparties to provide collateral at specified threshold levels. The failure of counterparties to perform could negatively impact the Company’s financial strength and reduce the Company’s profitability.

The concentration of the Company's portfolio in any particular issuer, asset classes, industries, or geographic areas could have an adverse effect on our investment portfolios and, therefore, the Company's results of operations and financial position. In order to minimize this risk, the Company's investment guidelines contain maximum exposure thresholds to concentrations of risk in order to promote a broadly diversified portfolio.

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

The Company makes assumptions regarding the fair value and expected performance of its investments. During periods of market disruption and volatility, it becomes more difficult to evaluate securities particularly if trading becomes less frequent or market data becomes less observable. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation and judgment as well as valuation methods which are more complex. We also consider a wide range of factors about security issuers in evaluating the cause of a decline in the estimated fair value of a security and in assessing the prospects for recovery. Inherent in this evaluation are assumptions about the operations of the issuer and its future earnings potential. Such evaluations are revised as conditions change and new information becomes available. The decision on whether to record an other-than-temporary impairment is determined by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability as well as our ability and intent to hold the securities to recovery or maturity. Expectations that the Company's investments in corporate debt securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. However, historical trends may not be indicative of future impairments and our conclusions concerning the recoverability of any particular security’s market price could ultimately prove to be invalid as facts and circumstances change. Rapidly changing and unprecedented credit market conditions make it possible that issuers of the Company's investments in corporate securities and/or debt obligations will perform worse than current expectations. Consequently, there can be no assurance that we have accurately assessed the level of impairments in our financial statements or that additional impairments may not need to be taken in the future. It is also possible that unanticipated events may lead the Company to dispose of such investments and recognize the effects of any market movements in its financial statements.

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

A rise in interest rates will increase the net unrealized loss position of our investment portfolio and may subject the Company to disintermediation risk. Disintermediation risk is the risk that in a change from a period of low interest rates to a period of significantly higher and increasing interest rates policyholders may surrender their contracts or make early withdrawals in order to increase their returns, requiring the Company to liquidate investments in an unrealized loss position (i.e. the market value less than the carrying value of the investments). The Company manages its liabilities and configures its investment portfolio so as to provide and maintain sufficient liquidity to support expected withdrawal demands. If the Company experiences unexpected withdrawal or surrender activity, it could exhaust liquid assets and be forced to liquidate other assets at a loss or on other unfavorable terms. With respect to fixed income security investments the Company maintains in an “Available for Sale” category, rising interest rates will cause declines in the market value of these securities. These declines are reported in our financial statements as an unrealized investment loss and a reduction of stockholders’ equity.

There may be occasions where the Company could encounter difficulty selling some of its investments due to a lack of liquidity in the marketplace. If the Company required significant amounts of cash during such a period, it may have difficulty selling investments at attractive prices, in a timely manner or both.

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

The Company distributes its life and annuity products through independent broker-agents and consultants. These product distributors are not captive and may sell products of competitors of the Company. There is substantial competition, particularly in the Company’s domestic market, for independent broker-agents with the demonstrated ability to market and sell insurance products. Competition for these individuals or organizations typically centers on company reputation, products and their features, compensation, home office support services and the insurer’s financial position and independent strength ratings. Competitiveness for such individuals and organizations also depends upon the relationships the Company develops with them. The Company’s future sales and financial condition are dependent upon avoiding significant interruptions in attracting and retaining independent broker-agents and consultants.

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

Financial strength ratings are important criteria in establishing the competitive position of insurers. While financial strength ratings are not a recommendation to buy the Company's products, these ratings are important to maintaining public confidence in the Company, its products, and its competitive position. Ratings generally reflect the rating agencies’ quantitative and qualitative view of a particular company’s financial strength, operating performance, and ability to meet its obligations to policyholders. However, since some of the rating factors often relate to the particular and subjective views of the rating agency, their independent economic modeling, the general economic climate, and other circumstances, these are largely outside of the insurer’s control. Accordingly, we cannot predict with any certainty what actions rating agencies may take. A downgrade in our financial strength rating, or an announced potential downgrade, could affect our competitive position and make it more difficult to market our products vis-à-vis competitors with higher financial strength ratings. In extreme situations, a significant downgrade action by one or more rating agencies could cause a decrease in the sale of our products, prompt defections within our independent sales force, and induce existing policyholders to cancel their policies and withdraw funds from the Company. Currently, the major rating agencies, including A.M. Best and Standard & Poor’s, maintain stable outlooks on the U.S. life insurance industry. Regardless of their current view, these rating agencies could revise their benchmarks regarding levels of capital, earnings, and other metrics that align with particular rating levels and impact their rating assessments of U.S. life insurance companies. These events could have a material adverse effect on our financial position and liquidity.

We are subject to competition from new sources as well as companies having substantially greater financial resources, higher ratings, and more expansive product offerings which could have an adverse impact upon our business levels and profitability.

Life insurance is a mature and highly competitive industry. Our ability to compete is based upon a variety of factors including financial strength ratings, competitive products, service, scale, and distribution capacity. In recent years, there has been considerable consolidation among companies in the insurance and financial sectors resulting in large, well-capitalized entities that offer products comparable to the Company. Frequently, these larger organizations are not domiciled in the United States or are financial services entities attempting to establish a position in the insurance industry. These larger competitors often enjoy better name recognition and economies of scale which produce lower operating costs and the wherewithal to absorb greater risk allowing them to price products more competitively and, in turn, attract independent distributors. Such competition could result in lower sales or higher lapses of existing products. In addition, since the actual cost of products is not precisely known when they are sold, the Company is exposed to competitors who may sell products at prices that do not cover actual costs. Consequently, the Company may encounter additional pricing pressures to lower prices for similar products and be challenged to maintain market share, profit margin targets and profitability criteria. Due to these competitive forces, the Company may not be able to effectively compete without negative affects on our financial position and results of operations.

We are subject to regulation, changes to existing laws, and investigations that may affect our profitability or means of operations.

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

In addition, the Company has recently become aware that the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations. Because the Company has only recently become aware of this investigation, no conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition. For the year ended December 31, 2014, the Company generated approximately $38.6 million of life insurance premiums and contract revenues from policies issued to Brazilian residents, which represented approximately 20% of total life insurance premiums and contract revenues. In the event that the ultimate outcome of the investigation were to adversely affect the Company's life insurance premiums and contracts revenues from policies issued to Brazilian residents, the loss of such revenues and premiums could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Financial services companies are frequently targets of legal proceedings, including class action litigation. In the ordinary course of business, we are involved in various legal actions common to the life insurance industry, some of which may occasionally assert claims for large amounts. Companies in the life insurance and annuity lines of business have encountered litigation pertaining to allegations of improper sales practices in connection with the sale of life insurance, improper product design and disclosures, marketing unsuitable products to customers especially in the senior market, bad faith in the handling of insurance claims, and other similar pleas. In addition, life insurance companies are subject to risk of errors and misconduct of the agents selling their products for fraud, non-compliance with policies and recommending products or transactions that are not suitable in a particular situation. Often these legal proceedings have resulted in the award of substantial amounts disproportionate to the actual damages including material amounts of punitive compensatory damages. In some states, judges and juries have substantial discretion in awarding punitive and compensatory damages which creates the potential for material adverse judgments or awards. In the event of an unfavorable outcome in one or more matters, the ultimate liability may be in excess of the liabilities established in the Company's accounts. Given the inherent unpredictability of litigation, there can be no assurance that such litigation, current or in the future, will not have such a material adverse effect on the Company’s results of operations or cash flows in any particular reporting period. In addition, the Company could also suffer significant harm to its reputation as a result of such litigation and the occurrence of such matters may become more frequent and/or severe in the event that general economic conditions deteriorate.

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

In the course of business, the Company makes certain assumptions regarding mortality, policy persistency, expenses, interest rates, business mix, investment performance and other factors concerning the type of business experience expected in future periods. Deferred policy acquisition costs (and deferred sales inducement amounts) are calculated using a number of these assumptions. They represent costs that vary with and are primarily related to the acquisition of new insurance and annuity contracts. Amortization of deferred policy acquisition expenses is dependent upon actual and estimated future gross profits ("EGP") generated by the lines of business that incurred the related expenses and are amortized over the expected lives of the corresponding contracts. the principal assumptions for determining EGP are mortality, persistency, expenses, investment returns (including capital gains and losses on assets supporting contract liabilities, and interest crediting rates to contractholders. The deferred policy acquisition costs recorded on the balance sheet are tested to determine if they are recoverable under current assumptions. The estimates and assumptions used to amortize deferred policy acquisition costs proportional to expected gross profits are also regularly reviewed. Due to the uncertainty associated with establishing these assumptions, the Company cannot, with precision, determine the exact pattern of profit emergence. Updates to these assumptions (commonly referred to as "DAC unlocking") could result in an acceleration of amortization of DAC. Accordingly, actual results could differ from the related assumptions which could have a material and adverse impact on the Company’s operating results.

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

The effects of natural and man-made disasters and catastrophes on the Company’s business include, but are not limited to: an acceleration of the timing in which benefits are paid under the Company’s insurance policies due to catastrophic loss of life, unexpected changes in persistency rates as policyholders affected by disaster may be unable to meet their contractual obligations, harm to the financial condition of the Company’s reinsurers due to an increase in claims thereby impacting the cost and availability of reinsurance and possibly increasing the probability of default on reinsurance recoveries, and heightened volatility, loss of liquidity and credit impairment in the financial markets resulting in harm to the Company’s financial condition.

We are dependent upon effective information technology systems and the development and implementation of new technologies.

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

The Company retains confidential information on its systems, including customer information and proprietary business information, and relies on sophisticated commercial technologies and third parties to maintain the security of those systems and information. The increasing volume and sophistication of computer viruses, hackers and other external threats may increase the vulnerability of the Company’s systems to data breaches. Preventive actions taken to reduce the risk of cyber-incidents and protect the Company's information may not be sufficient to prevent cyber-attacks or other security breaches. Anyone who is able to circumvent the Company's security measures could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information, customer financial information, and proprietary business information. An increasing number of states require customers to be notified of any unauthorized access, use, or disclosure of their information. Any compromise of the security of the Company’s technology systems that results in the disclosure of personally identifiable customer information could damage the Company’s reputation, expose it to litigation, and result in significant technical, legal and other expenses.

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

The Internal Revenue Code (the "IRC") provides that income tax payable on investment earnings of certain life insurance and annuity products is deferred during the accumulation period of the policies/contracts giving certain of the Company's products a competitive advantage over other non-insurance products. In addition, life insurance death benefits are generally exempt from income tax. If the IRC were amended to reduce the tax-deferred status of life insurance and annuity products, all life insurance companies, including the Company, would be adversely affected with respect to the ability to sell these products. Such changes in tax law could make the tax advantages of investing in certain life insurance and annuity products less attractive and adversely affect our financial position and results of operations.

In addition, the Company is subject to federal corporate income taxes but benefits from certain tax provisions, including but not limited to, dividends-received deductions and insurance reserve deductions. Due to a variety of factors including the current Federal budget deficit and ongoing proposals from the U.S. Department of Treasury, from time time to time Congress and various state legislatures entertain revenue-raising proposals contrary to the life insurance industry and there is a risk that federal tax legislation could be enacted lessening or eliminating some or all of the tax advantages currently benefiting the Company and result in higher taxes. Provisions in the IRC currently require that a portion of expenses incurred in selling insurance products be deducted over a period of years rather than immediately deducted in the year such expenses are incurred (generally referred to as a "DAC tax" on insurance companies). The Company cannot predict what other changes to tax laws or interpretations of existing tax law may ultimately be enacted or adopted, or whether such changes will adversely affect the Company.

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

During 2014, the Company resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case was titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The Company had held reserves of $6.5 million for the matter at December 31, 2013 which approximated the ultimate settlement amounts described above.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company had been informed that SUSEP was attempting to impose a penal fine of approximately $6.0 billion on the Company.  SUSEP unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company believes that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, the Company has recently become aware that the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations. Because the Company has only recently become aware of this investigation, no conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition. The Company plans to cooperate with the relevant governmental authorities in regard to this matter.

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

Class A Common Stock Data (per share)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2014:
High	$255.49	259.99	264.36	280.02
Low	204.00	227.61	229.99	229.32
Dividends Declared	—	—	0.36	—
2013:
High	$189.20	200.21	220.05	224.90
Low	157.56	170.00	191.44	197.51
Dividends Declared	—	—	0.36	—

There is no established public trading market for the Company’s Class B common stock.

Equity Security Holders

The number of stockholders of record on March 9, 2015 was as follows:

Class A Common Stock	3,493
Class B Common Stock	2

Dividends

Class B common stockholders receive dividends at one-half the rate declared on Class A common stock. During 2014, the Company paid cash dividends on its Class A and Class B common stock in the amounts of $1,237,020 and $36,000, respectively.  During 2013, the Company also paid cash dividends on its Class A and Class B common stock in the amounts of $1,236,515 and $36,000, respectively.  Payment of dividends is within the discretion of the Company’s Board of Directors but subject to prescribed limitations set by the Colorado Division of Insurance without prior approval.  The Company’s general policy is to reinvest earnings internally to finance the development of new business.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has two equity compensation plans that were approved by security holders.  Under the two plans, a total of 29,768 shares of the Company’s Class A common stock may be issued upon exercise of the outstanding options at December 31, 2014.  The weighted average exercise price of the outstanding options is $242.48 per option.  Excluding the outstanding options, 291,000 shares of Class A common stock remain available for future issuance under the plans at December 31, 2014.

Performance Graph

The following graph compares the change in the Company's cumulative total stockholder return on its common stock with the NASDAQ - U.S. Companies Index and the NASDAQ - Insurance Stock Index. The graph assumes that the value of the Company's Class A common stock and each index was $100 at December 31, 2009, and that all dividends were reinvested.

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

The following table sets forth the Company’s issuance and repurchase activity of its Class A common shares from option holders for the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

October 1, 2014 through October 31, 2014	400	$263.01	N/A	N/A
November 1, 2014 through November 30, 2014	—	—	N/A	N/A
December 1, 2014 through December 31, 2014	1,000	$269.25	N/A	N/A

Total	1,400	$267.47	N/A	N/A

Purchased shares are reported in the Company's consolidated financial statements as authorized and unissued.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following five-year financial summary includes comparative amounts derived from the audited consolidated financial statements.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except per share amounts)

Earnings Information:
Revenues:
Universal life and annuity contract charges	$150,596	148,388	149,328	132,133	127,192
Traditional life and annuity contract premiums	19,519	19,078	18,616	18,078	16,565
Net investment income	505,430	660,432	460,048	391,034	401,383
Other revenues	21,630	23,716	23,470	25,439	25,377
Net realized investment gains (losses)	11,605	8,653	13,200	6,063	5,475

Total revenues	708,780	860,267	664,662	572,747	575,992

Benefits and expenses:
Life and other policy benefits	54,295	60,050	51,842	46,494	52,929
Amortization of deferred policy acquisition costs	115,154	108,233	121,922	133,088	96,449
Universal life and annuity contract interest	298,259	454,594	262,339	232,788	266,603
Other operating expenses	83,551	95,693	87,978	77,541	55,448

Total benefits and expenses	551,259	718,570	524,081	489,911	471,429

Earnings before Federal income taxes	157,521	141,697	140,581	82,836	104,563
Federal income taxes	51,933	45,450	48,023	27,209	31,666

Net earnings	$105,588	96,247	92,558	55,627	72,897

Basic Earnings Per Share:
Class A	$29.87	27.23	26.19	15.74	20.67
Class B	$14.93	13.61	13.09	7.87	10.33

Diluted Earnings Per Share:
Class A	$29.85	27.19	26.19	15.73	20.61
Class B	$14.93	13.61	13.09	7.87	10.33

Balance Sheet Information:
Total assets	$11,351,892	10,830,416	10,263,858	9,727,999	8,773,948

Total liabilities	$9,795,572	9,382,468	8,872,178	8,451,214	7,555,157

Stockholders’ equity	$1,556,320	1,447,948	1,391,680	1,276,785	1,218,791

Book value per common share	$428.01	398.36	382.88	351.27	335.83

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three years ended December 31, 2014 follows.  This discussion should be read in conjunction with the Company’s consolidated financial statements and related notes beginning on page 81 of this report.

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

The Company monitors these factors continually as key business indicators.  The discussion that follows in this Item 7 includes these indicators and presents information useful to an overall understanding of the Company’s business performance in 2014, incorporating required disclosures in accordance with the rules and regulations of the SEC.

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment experiencing growth, whether moderate or vibrant, characterized by metrics which indicate improving employment data and increases in personal income growth. Conversely, an economy undergoing slow job growth and declining purchasing wherewithal by consumers could adversely impact the demand for the Company's products. The close of the 2014 year generally consisted of positive trends in the U.S. domestic economy. The U.S. stock market posted solid increases which were propelled by upward trending economic growth, consistent accretion in corporate earnings, and the Federal Reserve's accommodative intent to preserve liquidity with low interest rates. The Federal Reserve ceased its quantitative easing program of securities purchases in the fourth quarter pointing to "substantial improvement" in labor market conditions. The unemployment rate fell to 5.6% and the precipitous drop of oil prices by approximately 40% in the fourth quarter created seasonally adjusted inflation rates below zero percent. Observers generally estimate that the drop in oil prices will result in a net positive bump to U.S. GDP as consumers act on the sensation of having additional discretionary funds for purchases. Taken all together, economists generally believe that enough evidence exists to expect the U.S. economy to continue to gain momentum over the next several years.

The fixed income market, our primary investment source, is in the midst of an unprecedented period of low interest rates. Long-term U.S. Treasury rates fell in 2014 such that the Company's current reinvestment yields are lower than the Company's bond portfolio rate of return. Many market observers estimate that interest rates, especially those on the shorter duration end of the spectrum, will commence on an upward path but continue to remain below historic levels during 2015. The current interest rate environment with low yields on the investment-grade securities that the Company purchases exerts downward pressure on the Company's portfolio yield which in turn creates challenges in achieving targeted investment spreads. The Company's interest-sensitive life and annuity policies with guaranteed minimum crediting rates (floors that limit crediting rate reductions) are subject to adverse consequences by a prolonged low interest rate environment as the Company may not have the ability to reduce crediting rates sufficiently to maintain its investment spreads. For the past several years, we have intentionally managed annuity sales to lesser levels than achieved in previous years given the interest rate environment and the Company's desire to avoid adding blocks of business to its in force at historically low interest rate thresholds.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. The federal government's burgeoning deficit threatens to eventually push longer term interest rates higher by creating greater borrowing demand and fueling inflationary conditions. It is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company’s business, results of operations, cash flows or financial condition.

Our operating strategy continues to be to maintain capital levels substantially above regulatory and rating agency requirements. Our business model is predicated upon steady growth in invested assets while managing the block of business within profitability objectives. A key premise of our financial management is maintaining a high quality investment portfolio, well matched in terms of duration with the Company's policyholder obligations, that continues to outperform the industry with respect to adverse impairment experience. This discipline enables the Company to sustain resources more than adequate to fund future growth and absorb abnormal periods of cash outflows.

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

Consolidated Operations

Revenues.  The following details Company revenues:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Universal life and annuity contract charges	$150,596	148,388	149,328
Traditional life and annuity premiums	19,519	19,078	18,616
Net investment income (excluding derivatives)	436,814	434,533	432,901
Other revenues	21,630	23,716	23,470

Operating revenues	628,559	625,715	624,315
Derivative gain (loss)	68,616	225,899	27,147
Net realized investment gains (losses)	11,605	8,653	13,200

Total revenues	$708,780	860,267	664,662

Universal life and annuity contract revenues - Revenues for universal life and annuity contract charges increased slightly in 2014 compared to 2013 primarily due to higher surrender charge revenue from terminated policies as shown below. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums as depicted in the following table.

	Years Ended December 31,
Contract Charges:	2014	2013	2012
	(In thousands)

Cost of insurance and administrative charges	$129,085	127,932	127,859
Surrender charges	39,051	37,038	39,156
Other charges	(1,776)	(830)	(757)
Gross contract revenues	166,360	164,140	166,258

Reinsurance premiums	(15,764)	(15,752)	(16,930)

Net contract charges	$150,596	148,388	149,328

Cost of insurance charges were $101.7 million in 2014 compared to $99.3 million in 2013 and $95.3 million in 2012. Cost of insurance charges typically trend with the size of the life insurance block in force. The increasing revenue from cost of insurance charges corresponds with the growth in life insurance in force.  At December 31, 2014, the volume of life insurance in force increased to $23.1 billion from $22.4 billion as of the end of 2013. Administrative charges were $27.4 million, $28.6 million, and $32.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, and correlate with new life insurance business sales by the number of policies placed, the amount of premiums received and the volume of insurance issued. These levels in 2014 were down marginally in each instance. During 2013, due to the substantial increase in the Company's single premium life insurance sales, the Company began deferring the premium load associated with this product causing a decrease in administrative charge revenue compared to 2012. This reduction was largely offset by corresponding changes to deferred policy acquisition costs and death benefit reserves. Premium loads deferred during 2014 approximated the deferral level of 2013.

Surrender charges assessed against policyholder account balances upon withdrawal were $39.1 million in 2014 compared to $37.0 million in 2013 and $39.2 million in 2012. While the Company earns surrender charge income that is assessed upon policy terminations, the Company’s overall profitability is enhanced when policies remain in force and additional contract revenues are realized and the Company continues to make an interest rate spread equivalent to the difference it earns on its investment and the amounts that it credits to policyholders. Policy lapse rates by line of business in 2014 were generally consistent with those experienced in 2013 and the overall lapse rate was slightly lower. The higher surrender charge income recognized in 2014 reflects a slight change in the duration of policies at the time of surrender with earlier policy surrenders having a higher surrender charge assessed.

Traditional life and annuity premiums - Traditional life and annuity premiums increased 2% in 2014 compared to 2013.  Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period.  The Company’s life insurance sales focus has been primarily centered around universal life products.  Universal life products, especially the Company’s equity-index universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company’s markets. However, the global financial crisis generated renewed interest in the Company's term life insurance products particularly with residents outside of the United States leading to modest increases in subsequent periods.

Net investment income (with and without derivatives) - A detail of net investment income is provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Gross investment income:
Debt securities	$410,809	410,790	408,204
Mortgage loans	9,847	9,256	11,879
Policy loans	4,252	4,503	5,079
Short-term investments	401	252	936
Other invested assets	12,591	10,759	7,965

Total investment income	437,900	435,560	434,063
Less: investment expenses	1,086	1,027	1,162

Net investment income (excluding derivatives)	436,814	434,533	432,901

Derivative gain (loss)	68,616	225,899	27,147

Net investment income	$505,430	660,432	460,048

Debt securities generated approximately 93.8% of total investment income, excluding derivative gains and losses, in 2014, consistent with prior years. The Company’s strategy is to invest substantially all of its cash flows in fixed debt securities consistent with its guidelines for credit quality, duration, and diversification. In the wake of two record years in annuity sales in 2010 and 2011, and the substantial increases in single premium life insurance sales the past several years, the Company has experienced incremental cash flow for investing in debt securities which has caused the portfolio to grow from $8.8 billion at December 31, 2012 to $9.2 billion at December 31, 2013 and to $9.6 billion billion at December 31, 2014. Despite the growth in the debt security portfolio, lower interest rate levels have persisted in accordance with Federal Reserve monetary policy which has depressed long-term U.S. Treasury rates. When combined with historically tight spreads of corporate securities over U.S. Treasury rate levels, this has resulted in lower yields on new investment purchases. The yield on debt security purchases to fund insurance operations rebounded somewhat to 3.68% in 2014 from 3.53% in 2013 but was still below yields of 4% to 6% attained in 2007 through 2011. Also impacting bond portfolio returns has been the volume of higher yielding debt securities maturing or being called by borrowers with the proceeds being reinvested into lower yielding securities.

The Company’s new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. Policy loan and other invested asset balances outstanding have remained relatively stable declining modestly over the past few years. The increase in investment income for other invested assets during 2014 and 2013 reflects real estate profits participation loans held in a subsidiary company which received payments of $3.0 million and $2.3 million, respectively, in these periods.

In order to assess underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income and average invested assets shown below includes cash and cash equivalents. Net investment income performance is summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands except percentages)

Excluding derivatives:
Net investment income	$436,814	434,533	432,901
Average invested assets, at amortized cost	$9,663,880	9,144,120	8,677,522
Yield on average invested assets	4.52%	4.75%	4.99%

Including derivatives:
Net investment income	$505,430	660,432	460,048
Average invested assets, at amortized cost	$9,805,680	9,257,722	8,721,889
Yield on average invested assets	5.15%	7.13%	5.27%

The decline in average invested asset yield, excluding derivatives, from 2012 to 2013 and to 2014 is due to the Company obtaining lower yields on newly invested cash inflows.  As described above, the Company invests substantially all of its net cash flows in debt securities whose new money yields, as noted previously, have decreased during this period to levels below the weighted average portfolio yield. The pattern in average invested asset yield, including derivatives, incorporates increases and decreases in the fair value of index options purchased by the Company to support its fixed-index products. Fair values of the purchased call options have oscillated over the past few years with gains recorded in each of the three years shown corresponding to increases in the S&P 500 Index® during these periods, the primary index the Company's fixed-index products employ. Refer to the derivatives discussion following this section for a more detailed explanation.

Other revenues - Other revenues primarily pertain to the Company’s two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $21.1 million, $23.3 million and $22.8 million in 2014, 2013 and 2012, respectively.

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

Gains and losses from index options are due to changes in equity market conditions.  Index options are intended to act as hedges to match the returns on the product’s underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company’s fixed-index products also fluctuates in a similar manner and direction. During 2012 through 2014, the reference indices increased and the Company recorded each year an overall gain from index options with a corresponding increase in contract interest expense in an amount relative to the gains recorded.

The table below summarizes the derivative gain (loss) amounts and total contract interest by year.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(67,547)	106,514	36,639
Realized gain (loss)	136,163	119,385	(9,492)

Total gain (loss) included in net investment income	$68,616	225,899	27,147

Total contract interest	$298,259	454,594	262,339

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

Net realized investment gains (losses) - Realized gains (losses) on investments include impairment write-downs on real estate and investments in debt and equity securities. The net investment gains reported in 2014 consisted of gross gains of $12.3 million, primarily from calls of debt securities, offset by gross losses of $0.7 million, which include other-than-temporary impairment losses described below.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Impairment or valuation write-downs:
Debt securities	$7	242	1,243
Equities	143	63	97
Mortgage loans	—	—	637
Real estate	—	—	214

Total	$150	305	2,191

Debt security impairments in 2014, 2013 and 2012 primarily pertain to write-downs on asset-backed securities whose cash flows and fair values did not support the amortized cost basis at which the instruments were recorded in the financial statements.

Equity impairments (common stocks) represent a mark-to-market write-down on securities in which the market discount to book value was significant and had been maintained for several reporting periods. Equity securities represent 0.1% of invested assets and individual holdings have an average cost basis of approximately $43,000.

The mortgage loan valuation write-down in 2012 of $650,000 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years. It is not identified with a specific underlying asset.

Benefits and Expenses. The following details benefits and expenses.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Life and other policy benefits	$54,295	60,050	51,842
Amortization of deferred policy acquisition costs	115,154	108,233	121,922
Universal life and annuity contract interest	298,259	454,594	262,339
Other operating expenses	83,551	95,693	87,978

Totals	$551,259	718,570	524,081

Life and other policy benefits - Life and other policy benefits include death claims of $31.7 million, $36.9 million and $31.8 million for 2014, 2013 and 2012, respectively. While death claim amounts are subject to variation from period to period, the Company’s mortality experience has generally been consistent with or better than its product pricing assumptions. Although not utilized previously, the Company initiated a project during 2012 to identify unreported death claims by researching the Social Security Administration master data base for deceased individuals matching with insureds under in force policies of the Company. The Company identified death claims of $2.5 million in 2012 through this initiative for deaths incurred over the past decade and prior in some cases. Going forward, new state regulations require the Company to continue this program as frequently as quarterly in order to identify unreported death claims.

During 2013, annuity policy benefit obligations were increased $4.0 million pertaining to the market value adjustment feature on annuity contract surrenders and partial withdrawals transacted over a number of years. The amount of the market value adjustment for any single reporting period was not material given the length of time over which the transactions occurred. These incremental obligations were paid out during 2014.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for 2014, 2013 and 2012.

	Years Ended December 31,
Increase (Decrease) in DPAC Balance	2014	2013	2012
	(In thousands)

Unlocking	$1,430	—	—
True-up	7,181	15,842	12,820

Totals	$8,611	15,842	12,820

During the third quarter of 2014, the Company unlocked the DPAC balance associated with its International Life segment for premium load increases implemented on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense). No unlocking adjustments were made by the Company in 2013 or 2012.

True-up adjustments are recorded quarterly and the adjustments in 2014, 2013 and 2012 relate to changes in expense ratios, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expenses) during these periods, whereas the true-up adjustments for the annuity line of business were negative in these same periods incrementally adding to amortization expense. During 2014, the Company identified certain renewal trail commission arrangements not meeting the criteria for deferral that incrementally added to the negative true-up adjustment for the annuity line of business. The true-up adjustments by line of business are as shown in the following table.

	Years Ended December 31,
True-up Adjustments	2014	2013	2012
	(In thousands)

Annuities	$(10,860)	(3,553)	(5,886)
International life	9,140	11,306	12,696
Domestic life	8,901	8,089	6,010

Totals	$7,181	15,842	12,820

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

The Company's approximated average credited rates, excluding and including equity-indexed products, were as follows:

	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
	(Excluding fixed-index products)			(Including fixed-index products)

Annuity	2.52%	2.63%	2.88%	2.86%	4.73%	2.87%
Interest sensitive life	3.77%	3.88%	4.06%	5.54%	8.40%	5.48%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains in 2014, 2013 and 2012 of $68.6 million, $225.9 million and $27.1 million, respectively.

Similar to deferred policy acquisition costs the Company defers sales inducements in the form of first year interest bonuses on annuity products that are directly related to the production of new business. These charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. In the years ended December 31, 2014, 2013, and 2012 the Company recorded true-ups adjustments of its deferred sales inducement balances resulting in additional contract interest expense of $1.6 million, $0.8 million and $5.5 million, respectively.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These are summarized in the table that follows.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

General insurance expense	$18,420	29,916	24,028
Nursing home expenses	19,541	21,230	21,620
Compensation expense	28,207	28,202	23,120
Commission expense	11,090	9,478	11,607
Taxes, licenses and fees	6,293	6,867	7,603

Totals	$83,551	95,693	87,978

General insurance expenses include amounts provided for various legal matters and outstanding litigation. As more fully described in Item 3. Legal Proceedings of this report, the Company entered into a settlement agreement pertaining to a class action lawsuit which was approved by the U.S. District Court in February 2014. Included in general insurance expense for 2013 is an accrual of $6.5 million related to this settlement which approximated the ultimate amounts paid out during 2014. With the resolution of this matter and a lack of other significant litigation, the Company's legal expenses, excluding the class action lawsuit accrual, declined approximately $1.6 million from the amount in 2013.

General insurance expense includes amortization expense associated with capitalized system costs. The Company has been involved in major information system initiatives to enhance actuarial, accounting, policy acquisition, and policy administration processes. Costs related to these systems are capitalized during the development process and then amortized once they are placed into service and used in operations. Amortization expense in association with these system implementations was $1.4 million, $2.5 million, and $3.5 million in 2014, 2013, and 2012, respectively. During 2013, some components became fully amortized and one component was written off, increasing other operating expense by $1.0 million.

Nursing home expenses include the Company's two facilities in Reno, Nevada and San Marcos, Texas. These two entities have operationally functioned at consistent levels of residents over the past several years. Certain higher acuity resident services were discontinued at the Reno facility resulting in lower expenses.

Compensation expense includes share based compensation costs related to outstanding vested and unvested stock options and stock appreciation rights (SARs) under the Company's long-term equity incentive compensation plans. As these costs vary in tandem with the Company's Class A common share price as a result of marking the stock options and SARs to fair value under the liability method of accounting, the related expense amount varies positive or negative in any given period. For the three years shown, share based compensation expense totaled $4.4 million in 2014, $5.7 million in 2013 and $1.1 million in 2012. The expense increases in 2013 and 2014 reflect an escalation in the Company's Class A common share price from $157.74 at December 31, 2012 to $223.55 at December 31, 2013 and to $269.25 at December 31, 2014.

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

Segment Operations

Summary of Segment Earnings

A summary of segment earnings from continuing operations for the years ended December 31, 2014, 2013 and 2012 is provided below.  The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (loss):
2014	$2,812	37,092	42,935	15,204	98,043
2013	2,094	35,718	37,725	15,085	90,622
2012	1,255	35,556	33,206	13,961	83,978

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$28,801	29,567	31,143
Net investment income	34,695	33,818	21,194
Other revenues	55	29	62

Total premiums and other revenue	63,551	63,414	52,399

Benefits and expenses:
Life and other policy benefits	11,856	11,660	10,633
Amortization of deferred policy acquisition costs	6,913	6,738	7,461
Universal life insurance contract interest	27,050	26,427	17,507
Other operating expenses	13,547	15,515	14,895

Total benefits and expenses	59,366	60,340	50,496

Segment earnings (loss) before Federal income taxes	4,185	3,074	1,903

Federal income taxes (benefit)	1,373	980	648

Segment earnings (loss)	$2,812	2,094	1,255

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Universal life insurance revenues	$28,505	31,192	32,655
Traditional life insurance premiums	6,687	4,386	4,640
Reinsurance premiums	(6,391)	(6,011)	(6,152)

Totals	$28,801	29,567	31,143

The Company’s domestic life insurance in force policy count has been declining several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminating from death or surrender over the three years shown causing a declining level of insurance in force from which contract revenue is received. This ratio improved somewhat during 2012 to a three-to-one relationship and in 2013 and 2014 to a two-to-one ratio. Nonetheless, the number of domestic life insurance policies has declined from 60,000 at December 31, 2012 to 57,700 at December 31, 2013 and to 55,700 at December 31, 2014. Policy lapse rates in 2014 improved to 6.2% from 6.7% and 6.5% in 2013 and 2012, respectively.

Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of domestic policies issued during 2014 was 11% lower than in 2013 and the volume of insurance issued was 10% less than that in 2013. As noted in the discussion of Consolidated Operations results, in 2013 the Company began deferring the premium load on its most popular domestic product, single pay life insurance. This served to contain the level of universal life insurance revenues in comparison to prior year levels.

Premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual domestic universal life premiums are detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Universal life insurance:
First year and single premiums	$115,928	129,518	76,545
Renewal premiums	20,181	19,849	18,428

Totals	$136,109	149,367	94,973

Sales the past several years have been substantially weighted toward single premium policies which do not have recurring premium payments. These products target wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. The Company launched a series of recurring premium payment whole life and term policies during 2014 which are expected to augment renewal premium levels in the future.

Net investment income for this segment of business has been gradually increasing as well due to the increased new business activity described above (single premium policies) and a higher level of investments needed to support this growth in policy obligations. The increase in net investment income has been partially muted by lower investment yields attained from debt security investment purchases during this time frame. Net investment income also includes the gains and losses on index options purchased to back the index crediting mechanism on fixed -index universal life products. A detail of net investment income for domestic life insurance operations is provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$30,340	24,253	20,205
Derivative gain (loss)	4,355	9,565	989

Net investment income	$34,695	33,818	21,194

For liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and separately reserved for. Accordingly, a comparable impact for the derivative component in fixed-index universal life products is reflected in the contract interest expense for each respective period.

Life and policy benefits for a smaller block of business are subject to variation from period to period. Claim activity during 2014 was essentially flat compared to 2013 with both years consistent compared to historical trends. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of results from consolidated operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—
True-up	8,901	8,089	6,010

Totals	$8,901	8,089	6,010

The true-up adjustments recorded in each year increased the DPAC balance which conversely reduced amortization expense by a like amount for each year. These true-up adjustments reflect favorable outcomes compared to anticipated experience.

Operating expenses are allocated to lines of business based upon a functional cost analysis of the business activity giving rise to incurred expenses. As the Company's overall operating expense levels declined in 2014 from the prior year and the level of domestic life new business activity and in force activity declined, operating expenses for this segment were lower.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$118,838	117,668	114,605
Net investment income	51,539	63,504	43,469
Other revenues	372	299	485

Total premiums and other revenue	170,749	181,471	158,559

Benefits and expenses:
Life and other policy benefits	24,034	25,706	20,877
Amortization of deferred policy acquisition costs	21,807	18,946	18,103
Universal life insurance contract interest	46,255	58,757	39,639
Other operating expenses	23,449	25,624	26,007

Total benefits and expenses	115,545	129,033	104,626

Segment earnings before Federal income taxes	55,204	52,438	53,933

Federal income taxes	18,112	16,720	18,377

Segment earnings	$37,092	35,718	35,556

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and revenues from universal life insurance.  A comparative detail of premiums and contract revenues is provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Universal life insurance revenues	$115,378	112,874	111,407
Traditional life insurance premiums	12,833	14,692	17,119
Reinsurance premiums	(9,373)	(9,898)	(13,921)

Totals	$118,838	117,668	114,605

In general, universal life revenues and operating earnings are anticipated to emerge with the amount of international life insurance in force and a steady growth in new sales. Over the past three years, the volume of insurance in force has grown from $19.2 billion at December 31, 2012 to $19.6 billion at December 31, 2013 and to $20.0 billion at December 31, 2014 promoting an increasing trend in revenues. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. During 2014, the number of international life policies and the volume of insurance issued both increased approximately 1% from the prior year.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis during 2008 through 2010, the Company’s international policyholders in particular exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company’s termination activity in its international life policies in force with the high point occurring in 2009 and the Company recognizing increased surrender charge fee income. This level of termination activity subsequently subsided in 2011 with the termination activity over the past few years remaining relatively level. The following table illustrates the Company’s international life termination experience over the past five years.

Volume In Force Terminations	Amount in $’s	Annualized Termination Rate
	(millions)

Year Ended December 31, 2014	$1,825.5	8.4%
Year Ended December 31, 2013	1,838.5	8.6%
Year Ended December 31, 2012	1,828.4	8.7%
Year Ended December 31, 2011	1,465.1	7.3%
Year Ended December 31, 2010	1,721.8	9.0%

As described previously, premiums collected on universal life products are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual international universal life premiums collected are detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Universal life insurance
First year and single premiums	$29,688	28,328	32,293
Renewal premiums	115,019	118,661	120,876

Totals	$144,707	146,989	153,169
The Company’s most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of $94.9 million, $93.4 million and $97.8 million for the years ended 2014, 2013 and 2012, respectively.

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$38,903	34,181	39,074
Derivative gain (loss)	12,636	29,323	4,395

Net investment income	$51,539	63,504	43,469

As noted in the Domestic Life Insurance discussion, for liability purposes, the embedded option in the Company's policyholder obligations for this feature is bifurcated and separately reserved for. Accordingly, a comparable impact for the derivative component in the equity-index universal life product is reflected in the contract interest expense for each respective period.

Life and policy benefits primarily consist of death claims on policies. The Company’s clientele for international products are generally wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts than those for domestic life insurance. In the year ended December 31, 2014, the average face amount of insurance purchased was approximately $383,000, reflecting a consistent level with that of the previous year. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. During 2013, the Company incurred a higher than normal volume of international life claims which increased the related benefit expense during this period relative to 2014 and 2012. The Company's maximum risk exposure per insured life is capped at $500,000. Measured over a period of years, the Company's international life mortality experience has generally been better than product pricing assumptions.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$1,430	—	—
True-up	9,140	11,306	12,696

Totals	$10,570	11,306	12,696

Similar to domestic life results, the true-up adjustments recorded for the periods shown increased the DPAC balance which conversely reduced amortization expense by a like amount for the year. The unlocking adjustment in 2014 came about as the Company implemented premium load increases on several international universal life products. The effect of the prospective unlocking was to increase DPAC balances by $1.4 million (and decrease amortization expense).

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

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Premiums and other revenue:
Premiums and contract charges	$22,476	20,231	22,196
Net investment income	398,163	543,077	375,431
Other revenues	68	45	80

Total premiums and other revenue	420,707	563,353	397,707

Benefits and expenses:
Life and other policy benefits	18,405	22,684	20,332
Amortization of deferred policy acquisition costs	86,434	82,549	96,358
Annuity contract interest	224,954	369,410	205,193
Other operating expenses	27,015	33,325	25,456

Total benefits and expenses	356,808	507,968	347,339

Segment earnings before Federal income taxes	63,899	55,385	50,368

Federal income taxes	20,964	17,660	17,162

Segment earnings	$42,935	37,725	33,206

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts during 2014 was 6.6%, a slight increase from a rate of 6.5% in 2013 and 6.1% in 2012.

Deposits collected on annuity contracts are not reflected as revenues in the Company's consolidated statements of earnings in accordance with GAAP.  Actual annuity deposits collected are detailed below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Fixed-index annuities	$748,022	717,630	680,210
Other deferred annuities	66,997	78,579	145,785
Immediate annuities	18,254	17,671	38,722

Totals	$833,273	813,880	864,717

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 90%, 88% and 79%for the years ended December 31, 2014, 2013 and 2012, respectively. The increasing percentage of fixed-index products to total annuity deposits reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to the base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $18.4 million, $26.2 million and $31.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of annuity operations.

A detail of net investment income for annuity operations is provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net investment income (excluding derivatives)	$346,538	356,067	353,668
Derivative gain (loss)	51,625	187,010	21,763

Net investment income	$398,163	543,077	375,431

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

Life and policy benefits primarily consists of death claim benefits paid on annuity policies. In 2013, this amount also includes a $4.0 million liability increase pertaining to the market value adjustment on surrenders and partial withdrawals on certain annuity policy that were transacted over a period of years. This liability was paid during the course of 2014.

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—
True-up	(10,860)	(3,553)	(5,886)

Totals	$(10,860)	(3,553)	(5,886)

As the true-up adjustments in each period decreased DPAC balances a corresponding increase in DPAC amortization expense was recorded. The true-up adjustments in 2014, 2013 and 2012 relate to policy lapse or termination rates, renewal trail commissions, expense levels, investment yields and interest credited rates compared to anticipated experience. There was no unlocking for the years ended December 31, 2014, 2013 and 2012.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest as compared to contract interest for all other annuities is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Fixed-indexed annuities	$127,672	259,981	107,046
All other annuities	89,391	110,342	102,757

Gross contract interest	217,063	370,323	209,803
Bonus interest deferred and capitalized	(18,355)	(26,159)	(31,758)
Bonus interest amortization	26,246	25,246	27,150

Total contract interest	$224,954	369,410	205,195

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

True-up adjustments for the deferred sales inducement balance are done each period similar to that done with respect to DPAC balances. For the years ended December 31, 2014, 2013, and 2012 deferred sales inducement balances were reduced by $1.6 million, $0.8 million and $5.5 million, respectively, with a corresponding increase to bonus interest amortization.

The majority of litigation and legal matters the Company is involved with emanate from annuity products. Accordingly, the $6.5 million addition to the liability for legal matters during 2013 discussed in the Consolidated Operations section of this report was allocated to the Annuity Operations segment and is included in other operating expenses.

Other Operations

The Company's primary business encompasses its domestic and international life insurance operations and its annuity operations.  However, the Company also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.6 million, $2.1 million and $1.2 million of operating earnings in 2014, 2013, and 2012, respectively. The remaining earnings in Other Operations of $13.6 million, $13.0 million, and $12.8 million for the years ended December 31, 2014, 2013, 2012, respectively, represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax-advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $6.0 million, $5.4 million, and $4.9 million in 2014, 2013, and 2012, respectively.

INVESTMENTS

General

The Company's investment philosophy emphasizes the careful handling of policyowners' and stockholders' funds to achieve security of principal, to obtain the maximum possible yield while maintaining security of principal, and to maintain liquidity in a measure consistent with current and long-term requirements of the Company.

The Company's overall conservative investment philosophy is reflected in the allocation of its investments, which is detailed below as of December 31, 2014 and 2013.  The Company emphasizes investment grade debt securities, with smaller holdings in mortgage loans and policy loans, and purchases index call options to support its fixed-index policyholder contract obligations.

	December 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,552,920	96.2	$9,146,986	95.7
Mortgage loans	149,503	1.5	132,765	1.4
Policy loans	63,645	0.6	65,969	0.7
Derivatives, index options	114,287	1.2	169,314	1.8
Real estate	16,741	0.2	18,191	0.2
Equity securities	17,303	0.2	14,878	0.1
Other	12,033	0.1	12,800	0.1

Totals	$9,926,432	100.0	$9,560,903	100.0

The Company’s investment portfolio increased 4% to $9.9 billion at December 31, 2014 compared to $9.6 billion at December 31, 2013 due to positive cash flows from operating and financing activities.  The primary driver of the increase was investable funds generated from single premium life insurance and annuity sales. Annuity production was again managed to a constant level with approximately $0.8 billion in annuity deposits collected in 2014. The increase in the portfolio balance also reflects the unrealized gain position of the Company’s securities available for sale portfolio, which is reported at fair market value, as it increased from $116.3 million at December 31, 2013 to $138.6 million at December 31, 2014 due to the decrease in interest rates during 2014 (which serves to increase market values).

Derivatives, index options, are call options purchased to hedge the interest crediting mechanism associated with the Company's fixed-index universal life and annuity policies. These options are reported on the balance sheet at fair value in accordance with GAAP. The unrealized gain position of options held at December 31, 2014 of $40.3 million was $67.6 million lower than the unrealized gain position at December 31, 2013 of $107.9 million as a result of equity markets increasing at a lesser rate during 2014 as compared to 2013.

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

	December 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,208,241	65.1	$5,752,432	62.8
Mortgage-backed securities	1,693,372	17.7	1,770,726	19.4
Public utilities	1,158,063	12.1	1,111,729	12.2
States & political subdivisions	432,739	4.5	423,770	4.6
U.S. agencies	10,061	0.1	23,088	0.3
Asset-backed securities	38,199	0.4	43,556	0.5
Foreign governments	10,325	0.1	19,772	0.2
U.S. Treasury	1,920	—	1,913	—

Totals	$9,552,920	100.0	$9,146,986	100.0

Substantially all of the Company’s investable cash flows are directed toward the purchase of debt securities.  The Company’s investment policy calls for investing in debt securities that are investment grade, meet quality and yield objectives, and provide adequate liquidity for obligations to policyholders.  Debt securities with intermediate maturities are targeted by the Company as they more closely match the intermediate nature of the Company’s policy liabilities and provide an appropriate strategy for managing cash flows.  With the advent of the Federal Reserve's low interest rate environment, the percentage of mortgage-backed securities in the Company's investment portfolio has declined over the past few years reflecting fewer new purchases of these instruments as well as increased prepayment activity. The Company holds minimal levels of U.S. Treasury securities due to their low yields and deposits most of these holdings with various state insurance departments in order to meet security deposit on hand requirements in these states.

Debt securities purchased to fund insurance company operations are summarized below.

	Year Ended December 31
	2014	2013
	(Dollars in thousands)

Cost of acquisitions	$1,166,112	$1,691,809
Average S&P quality	A-	A
Effective annual yield	3.68%	3.53%
Spread to treasuries	1.12%	1.21%
Effective duration	8.5 years	8.5 years

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

	December 31, 2014		December 31, 2013
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$105,973	1.1	$110,688	1.2
AA	2,519,235	26.4	2,608,156	28.5
A	3,216,935	33.7	2,848,866	31.1
BBB	3,563,641	37.3	3,400,650	37.2
BB and other below investment grade	147,136	1.5	178,626	2.0

Totals	$9,552,920	100.0	$9,146,986	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities. The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands except percentages)

December 31, 2014	$146,143	147,136	152,586	1.5%

December 31, 2013	$173,974	178,626	183,874	1.9%

The Company's percentage of below investment grade securities compared to total invested assets at December 31, 2014 decreased from year-end 2013 due mostly to upgrades of securities to investment grade and disposals of below-investment grade securities during the year.  The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of December 31, 2014 are summarized below, including 2014 and 2013 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
Industry Category	Amortized Cost 2014	Carrying Value 2014	Fair Value 2014	Fair Value 2013
	(In thousands)

Retail	$14,969	15,600	15,600	18,188
Telecommunications	5,050	5,650	5,650	11,889
Asset-backed securities	5,941	5,942	7,743	8,863
Mortgage-backed	6,921	6,989	7,244	12,402
Transportation	—	61	61	171
Manufacturing	50,897	51,898	54,823	55,535
Banking/finance	18,014	18,102	16,583	32,312
Other	44,351	42,894	44,882	44,514

Totals	$146,143	147,136	152,586	183,874

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

With the precipitous drop in oil prices over the past year, the oil and gas industry has been experiencing a severe downturn which may consequently affect the credit quality of individual companies included in the Company's debt security portfolio. At December 31, 2014, the Company's aggregate holdings in this sector approximated $802 million. These holdings represented debt securities issued by forty-two companies in the oil and gas industry, all of which are investment grade as of the balance sheet date.

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

However, the Company does have exposure to the debt of non-financial companies in certain of these countries. The following table shows bond holdings at December 31, 2014 of non-financial companies that are domiciled in Portugal, Ireland, Italy, Greece or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2014	2014	Domiciled
	(In thousands)

Covidien	A	$24,160	25,202	Ireland
CRH	BBB+	3,999	4,593	Ireland
Telefonica	BBB	11,776	12,922	Spain

Totals		$39,935	42,717

Securities Held to Maturity:

		Amortized Cost	Fair Value	Country
Company	S&P Rating	2014	2014	Domiciled
	(In thousands)

Covidien	A	$4,990	4,907	Ireland
EDP	BB+	17,250	18,606	Portugal
Enel	BBB	19,938	22,174	Italy
Finmeccanica	BB+	15,018	16,350	Italy
Iberdrola Finance	BBB	2,925	3,310	Spain
Kerry Group	BBB+	21,955	21,523	Ireland
Telefonica	BBB	8,102	9,105	Spain
Perrigo	BBB	25,814	26,646	Ireland

Totals		$115,992	122,621

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

During the year ended December 31, 2014, the Company recorded minimal other-than-temporary impairment ("OTTI") credit related write-downs on debt securities and a separate $0.1 million on equity securities. The only debt security impairment during 2014 pertained to one asset-backed security whose fair value and present value of future cash flows fell below the amortized cost of the security. See Note 3, Investments Debt and Equity Securities, of the accompanying consolidated financial statements for further discussion.

Since the Company's adoption of the GAAP guidance and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company recognized a total of $6.3 million of other-than-temporary impairments of which $2.5 million was deemed credit related and recognized as realized investment losses in earnings, and $3.8 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at December 31, 2014, approximately 27.6% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. These holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	December 31, 2014
	Fair Value	Amortized Cost	Unrealized Gains
	(In thousands)

Securities held to maturity:
Debt securities	$7,175,443	6,841,543	333,900
Securities available for sale:
Debt securities	2,711,377	2,577,275	134,102
Equity securities	17,303	12,799	4,504

Totals	$9,904,123	9,431,617	472,506

Asset-Backed Securities

The Company holds approximately $38.2 million in asset-backed securities as of December 31, 2014.  This portfolio includes $7.4 million of manufactured housing bonds and $30.8 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014, the Company sold its one remaining Alt-A security.  The Alt-A sector is a sub-sector of the jumbo prime MBS sector.  The Company’s exposure to the subprime sector is limited to investments in the senior tranches of subprime residential mortgage loans.  The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. Subprime borrowers generally have FICO scores of 660 or below. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities.  With the government intervention initiatives in 2009, the housing market began to stabilize.  There was an improvement in the prices of subprime securities as the bond market also became more liquid.  All of the loans classified as subprime in the Company’s portfolio as of December 31, 2014 were underwritten prior to 2005 as noted in the table below.

	December 31, 2014		December 31, 2013
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,322	3,275	4,033	4,161
2003	3,709	5,469	3,930	5,424
2004	23,773	26,737	24,533	27,617

Subtotal subprime	$30,804	35,481	32,496	37,202

Alt A:
2004	$—	—	3,535	3,535

As of December 31, 2014, 2 of the subprime securities were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC, and 1was not rated.

Mortgage Loans and Real Estate

In general, the Company originates loans on high quality, income-producing properties such as shopping centers, freestanding retail stores, office buildings, industrial, sales or service facilities, selected apartment buildings, motels, and health care facilities.  The location of these properties is typically in major metropolitan areas that offer a potential for property value appreciation. Credit and default risk is minimized through strict underwriting guidelines and diversification of underlying property types and geographic locations.  In addition to being secured by the property, mortgage loans with leases on the underlying property are often guaranteed by the lease payments and also by the borrower.  This approach has proven to result in quality mortgage loans with few defaults.  Mortgage loan interest income is recognized on an accrual basis with any premium or discount amortized over the life of the loan.  Prepayment and late fees are recorded on the date of collection.

The Company requires a minimum specified yield on mortgage loan investments.  During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return.  Mortgage loans originated by the Company totaled $37.1 million and $34.1 million for the years 2014 and 2013, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  For the years ended December 31, 2014 and 2013, there were no real estate properties acquired through mortgage loan foreclosure. The Company also participates in several real estate joint ventures and limited partnerships that invest primarily in income-producing retail properties.

The Company held net investments in mortgage loans, after allowances for possible losses, totaling $149.5 million and $132.8 million at December 31, 2014 and 2013, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$97,918	65.2	$79,702	59.7
East South Central	14,137	9.4	10,098	7.6
New England	12,155	8.1	17,400	13.0
East North Central	10,714	7.1	10,607	8.0
Pacific	10,282	6.9	10,364	7.8
Mountain	3,050	2.0	3,239	2.4
Middle Atlantic	1,897	1.3	2,005	1.5
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$130,544	86.9	$103,487	77.6
Apartments	7,333	4.9	15,275	11.4
Land/Lots	3,333	2.2	3,155	2.4
Hotel/Motel	1,600	1.1	3,742	2.8
Office	893	0.6	1,313	1.0
All other	6,450	4.3	6,443	4.8
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,564	35.0	$57,445	43.0
50% to 60%	50,553	33.7	23,339	17.5
60% to 70%	14,567	9.7	20,120	15.1
70% to 80%	12,656	8.4	9,723	7.3
80% to 90%	5,399	3.6	—	—
Greater than 90%	14,414	9.6	22,788	17.1
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

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

The Company recognized valuation losses of $0 million, $0 million and $0.65 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience for more than ten years and is not specifically identified to individual loans.

The following table represents the mortgage loan allowance for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due ninety days or more.  The Company had no mortgage loans past due six months or more at December 31, 2014 and 2013. There was no interest income not recognized in 2014, 2013 and 2012.

The contractual maturities of mortgage loan principal balances at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Principal Balance by Contractual Maturity:
Due in one year or less	$16,390	10.9	$10,491	7.8
Due after one year through five years	83,965	55.7	51,304	38.3
Due after five years through ten years	30,591	20.3	51,839	38.7
Due after ten years through fifteen years	—	—	—	—
Due after fifteen years	19,813	13.1	20,300	15.2

Totals	$150,759	100.0	$133,934	100.0

The Company's real estate investments total approximately $16.7 million at December 31, 2014 and $18.2 million at December 31, 2013, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company recognized operating income on these properties of approximately $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains of $1.0 million, $0.3 million and $2.6 million associated with these properties in the years ended December 31, 2014, 2013 and 2012, respectively.

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

The fair value of derivative instruments presented in the Company’s consolidated financial statements totaling $114.3 million at December 31, 2014 and $169.3 million at December 31, 2013 pertain to notional policyholder account values of $3.2 billion and $2.6 billion at December 31, 2014 and 2013, respectively, electing interest credits based upon applicable market index performance.

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

A decline in interest rates could cause certain mortgage-backed securities in the Company’s portfolio to be more likely to pay down or prepay, as has been the case the past several years. In this situation, the Company typically will be unable to reinvest the proceeds at comparable yields. Lower interest rates will likely also cause lower net investment income, subject the Company to reinvestment rates risks, and possibly reduce profitability through reduced interest rate margins associated with products with minimum guaranteed crediting rates. Alternatively, the fair value of the Company’s investment portfolio will increase when interest rates decline.

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	December 31,
	2014	2013
	(In thousands except percentages)

Debt securities - fair value	$9,886,820	9,292,810
Debt securities - amortized cost	$9,418,818	9,034,438

Fair value as a percentage of amortized cost	104.97%	102.86%
Unrealized gains at year-end	$468,002	258,372
Ten-year U.S. Treasury bond - increase (decrease) in yield for the year	(0.86)%	1.27%

	Unrealized Gains Balance
	Net Balance at	Net Balance at
	December 31,	December 31,	Change in Net
	2014	2013	Balance
	(In thousands)

Debt securities held to maturity	$333,900	145,824	188,076
Debt securities available for sale	134,102	112,548	21,554

Totals	$468,002	258,372	209,630

Debt securities held to maturity are recorded at their amortized cost basis. Accordingly, the unrealized gain amounts shown in the table above are not incorporated into the Company's consolidated financial statements at December 31, 2014 and 2013, respectively.

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. During 2014, market interest rates of the ten-year U.S. Treasury bond decreased roughly 86 basis points from year end 2013. Therefore, the increase in unrealized gains of $209.6 million was primarily the result of the decrease in interest rates.  The Company would expect similar results in the future from a significant upward or downward movement in market rates.  However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have relatively small effects on the Company's financial results.

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

The Company has the ability to adjust interest rates, participation rates, and asset fees and caps, as applicable, in response to changes in investment portfolio yields for a substantial portion of its business in force. The ability to adjust these rates is subject to competitive forces in the market for the Company’s products. Surrender rates could increase and new sales could be negatively affected if crediting rates are not competitive with the rates offered on competing products offered by other insurance companies and financial service entities. The Company designs its products with features encouraging policy persistency. Interest sensitive life and annuity products have surrender and withdrawal penalty provisions. Depending on the products, surrender charge rates on annuity contracts sold or in force range up to 25% and surrender charge periods up to 15 years. Typically, surrender charge rates gradually decrease each year the contract is in force.

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

The following table profiles the Company’s insurance liabilities at December 31, 2014 for annuities, deposit-type contracts and supplementary contracts with life contingencies by surrender and discretionary withdrawal characteristics.

	December 31, 2014
	Amount	%
	(In thousands)

Subject to discretionary withdrawal:
With market value adjustment	$1,531,199	20.6
With surrender charge of 5% or more	5,046,711	68.0
With surrender charge of 5% or less	425,884	5.8
Not subject to discretionary withdrawal	418,024	5.6

Total	$7,421,818	100.0

Interest Rate Sensitivity

The following table illustrates the market risk sensitivity of the Company's interest rate-sensitive assets.  The table shows the effect of a change in interest rates on the fair value of the portfolio using models that measure the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Fair Values of Assets Changes in Interest Rates in Basis Points
	-100	0	+100	+200	+300
	(In thousands)

Debt and equity securities	$10,409,533	9,904,123	9,397,642	8,904,497	8,435,875
Mortgage loans	162,848	156,548	150,678	145,196	140,065
Other loans	2,334	2,300	2,266	2,233	2,200
Derivatives	112,856	114,287	118,915	123,641	128,407

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

Mortgage and other loans were modeled by discounting scheduled cash flows through the scheduled maturities of the loans, starting with interest rates currently being offered for similar loans to borrowers with similar credit ratings.  Policy loans were modeled by discounting estimated cash flows using U.S. Treasury Bill interest rates as the base rates at December 31, 2014. The estimated cash flows include assumptions as to whether such loans will be repaid by the policyholders or settled upon payment of death or surrender benefits on the underlying insurance contracts and incorporate both Company experience and mortality assumptions associated with such contracts.

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

The Company's market risk liabilities, which include policy liabilities for annuity and supplemental contracts, are managed for interest rate risk through cash flow testing as previously described.  As part of this cash flow testing, the Company has analyzed the potential impact on net earnings of a 100 basis point decrease and increases in increments of 100 basis points in the U.S. Treasury yield curve as of December 31, 2014.  The potential impact on net earnings from these interest rate changes are summarized below.

	Changes in Interest Rates in Basis Points
	-100	+100	+200	+300
	(In thousands)

Impact on net earnings	$1,481	1,216	1,999	2,259

These estimated impacts in earnings are net of tax effects and the estimated effects of deferred policy acquisition costs.

The above described scenarios produce estimated changes in cash flows as well as cash flow reinvestment projections.  Estimated cash flows in the Company's model assume cash flow reinvestments, which are representative of the Company's current investment strategy.  Calls and prepayments include scheduled maturities and those expected to occur which would benefit the security issuers.  Assumed policy surrenders consider differences and relationships between credited interest rates and market interest rates as well as surrender charges on individual policies.  The impact to earnings also includes the expected effects on amortization of deferred policy acquisition costs.  The model considers only annuity and supplemental contracts in force at December 31, 2014, and does not consider new product sales or the possible impact of interest rate changes on sales.

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

In connection with the Company’s use of call options to hedge the equity return component of its fixed-indexed annuity and life products, the Company is exposed to the risk that a counterparty fails to perform under terms of the option contract. The Company purchases one-year option contracts from multiple counterparties and evaluates the creditworthiness of all counterparties prior to the purchase of the contracts. For consideration in contracting with a counterparty the rating required by the Company is a Standard & Poor’s credit rating of “A” or higher and a Moody’s rating of “A2” or higher. Accordingly, all options are purchased from nationally recognized financial institutions with a demonstrated performance for honoring their financial obligations and possessing substantial financial capacity. In addition, each counterparty is required to execute a credit support agreement obligating the counterparty to provide collateral to the Company when the fair value of the Company’s exposure to the counterparty exceeds specified amounts. The amount of collateral to be provided is based upon a sliding scale tied to the credit rating of the counterparty. As of December 31, 2014 the counterparty thresholds ranged from $0 to $10 million. Counterparty credit ratings and credit exposure are monitored continuously by the Company’s Investment department with adjustments to collateral levels managed as per the credit support agreements.

The Company’s net exposure to loss due to credit risk if the option counterparties failed to completely perform according to the terms of the one-year contracts is as follows at December 31, 2014 and 2013.

		December 31, 2014
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$23,957	28,367	—
Wells Fargo	Aa3/AA-	28,298	20,826	7,472
Bank of America	A2/A	19,125	17,900	1,225
Barclays Bank	A2/A	17,397	19,527	—
BNP Paribas	A1/A+	15,232	17,608	—
JPMorgan Chase	Aa3/A+	4,741	521	4,220
Royal Bank of Canada	Aa3/AA-	5,537	5,859	—

		$114,287	110,608	12,917

		December 31, 2013
	Moody/	Fair	Collateral	Net
Counterparty	S&P Rating	Value	Held	Exposure
		(In thousands)

Credit Suisse	A1/A	$37,135	37,342	—
Wells Fargo	Aa3/AA-	20,580	12,389	8,191
Bank of America	A2/A	33,159	28,548	4,611
Barclays Bank	A2/A	33,140	23,195	9,945
BNP Paribas	A2/A+	20,075	20,522	—
JPMorgan Chase	Aa3/A+	11,809	6,641	5,168
Royal Bank of Canada	Aa3/AA-	13,416	12,811	605

		$169,314	141,448	28,520

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds.  To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities.  Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company.  The approach of matching asset and liability durations and yields requires an appropriate mix of investments.  Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs.  The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs.  There were no borrowings outstanding under the line of credit at December 31, 2014.

A primary liquidity concern for life insurers is the risk of an extraordinary level of early policyholder withdrawals, particularly with respect to annuity products whose funds tend to move more rapidly with interest rate changes.  The Company includes provisions within its annuity and universal life insurance policies, such as surrender and market value adjustments, that help limit and discourage early withdrawals.  The following table sets forth withdrawal characteristics of the Company's annuity reserves and deposit liabilities (based on statutory liability values) as of the dates indicated.

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(In thousands except percentages)

Not subject to discretionary withdrawal provisions	$418,024	5.6%	$434,997	6.1%

Subject to discretionary withdrawal, with adjustment:
With market value adjustment	1,531,199	20.6%	1,663,460	23.3%
At contract value less current surrender charge of 5% or more	5,046,711	68.0%	4,662,884	65.2%

Subtotal	6,995,934	94.2%	6,761,341	94.6%
Subject to discretionary withdrawal at contract value with no surrender charge or surrender charge of less than 5%	425,884	5.8%	386,785	5.4%

Total annuity reserves and deposit liabilities	$7,421,818	100.0%	$7,148,126	100.0%

The actual amounts paid out by product line in connection with surrenders and withdrawals for the years ended December 31 are noted in the table below.

	December 31,
	2014	2013	2012
	(In thousands)

Product Line:
Traditional Life	$5,763	4,862	4,913
Universal Life	67,186	56,663	50,905
Annuities	487,313	471,588	458,249

Total	$560,262	533,113	514,067

The above contractual withdrawals, as well as the level of surrenders experienced, were generally consistent with the Company's assumptions in asset-liability management, and the associated cash outflows did not have an adverse impact on overall liquidity. The nominal increase in annuity dollar outflows coincides with a growing block of business which added approximately $2.5 billion in deposits over the past three years. Individual life insurance policies are less susceptible to withdrawal than annuity reserves and deposit liabilities because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Cash flow projections and tests under various market interest rate scenarios are also performed to assist in evaluating liquidity needs and adequacy.  The Company currently expects available liquidity sources and future cash flows to be more than adequate to meet the demand for funds.

Cash flows from the Company's insurance operations have historically been sufficient to meet current needs.  Cash flows from operating activities were $313.3 million, $253.6 million, and $290.3 million in 2014, 2013, and 2012, respectively.  The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. These cash flows totaled $0.8 billion, $1.5 billion, and $1.8 billion in 2014, 2013, and 2012, respectively. Cash flows from security maturities, redemptions, and prepayments coincide primarily with scheduled maturity dates of securities given the Company buy and hold investment philosophy but may become amplified during periods of significant declines in interest rates.  Conversely, these cash flow items could experience reduced levels of activity if interest rates rise in the future.  Net cash flows from the Company's universal life and annuity deposit product operations totaled $104.3 million, $106.6 million, and $144.2 million in 2014, 2013, and 2012, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of December 31, 2014, the Company had no commitments beyond its normal operating and investment activities.  The Company has declared and paid an annual dividend on its common shares since 2005 although its practice remains to substantially reinvest earnings internally to finance the development of new business. Despite the fact the Company's market price of its Class A common shares has been trading at a discount to the book value for several years, there are no imminent plans for the Company to repurchase its shares as the Board of Directors has adopted a strategic policy of building a strong capital base to maintain high financial strength ratings and the ability to take competitive advantages as they arise.  The capacity to pay dividends is limited by law in the state of Colorado to earned profits (statutory unassigned surplus).  At December 31, 2014, the maximum amount legally available for distribution without further regulatory approval is $118.2 million.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$7,029	7,029	—	—	—
Operating lease obligations (1)	1,094	214	476	380	24
Life claims payable (2)	56,022	56,022	—	—
Other long-term reserve liabilities reflected on the balance sheet under GAAP (3)	10,954,373	948,744	1,855,012	1,879,569	6,271,048

Total	$11,018,518	$1,012,009	$1,855,488	$1,879,949	$6,271,072

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

None.

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

On January 10, 2014, management of the Company notified KPMG LLP (“KPMG”) that the Company would not be renewing the engagement of KPMG as independent accountants beginning with the audit of its consolidated financial statements for the year ending December 31, 2014. KPMG’s dismissal was effective with the Company’s filing of the Form 10-K for the year ended December 31, 2013 and issuance of the statutory financial statement audit reports for the same period. The Company’s Audit Committee of the Board of Directors approved the dismissal of KPMG as the Company’s independent accountants based upon the results of a competitive proposal process. Also on January 10, 2014, management of the Company notified BKD LLP (“BKD”) of its engagement as the Company’s independent registered public accounting firm which was approved by the Company’s Audit Committee that same day. BKD’s engagement for the audit of the Company's consolidated financial statements for the year ended December 31, 2014 was effective with their first quarter review for the period ended March 31, 2014. The Company provided notice of the foregoing via a Form 8-K filing dated January 16, 2014.

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

While other changes have taken place in internal controls during the year ended December 31, 2014, none of these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Under the supervision and participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 was conducted based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (1992).  Based on the Company's assessment under the criteria of this framework, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Attestation Report of the Company’s Registered Public Accounting Firm

The Company engages BKD LLP as the independent registered accounting firm to audit the Company’s financial statements and internal control over financial reporting and express their opinion thereon. A copy of BKD LLP’s attestation report on the Company’s internal control over financial reporting is set forth on the page that follows.

Changes in Internal Control Over Financial Reporting

Internal controls over financial reporting change as the Company modifies and enhances its systems and processes to meet business needs.  Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment. As noted above, during 2013 the Company implemented two accounting systems that provide information necessary for financial reporting which the Company vetted and determined did not materially affect the Company's internal controls over financial reporting. No other changes have taken place in internal controls during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this examination.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
National Western Life Insurance Company

We have audited National Western Life Insurance Company’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, National Western Life Insurance Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Western Life Insurance Company and subsidiaries as of December 31, 2014 and the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/S/BKD LLP

Little Rock, Arkansas
March 13, 2015

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K for the quarter ended December 31, 2014 which has not been previously reported.

PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held June 19, 2015 to be filed with the Commission pursuant to Regulation 14A within 120 days after December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Listing of Financial Statements

See Attachment A, Index to Financial Statements and Schedules, on page 80 for a list of financial statements included in this report.

(a) 2.  Listing of Financial Statement Schedules

See Attachment A, Index to Financial Statements and Schedules, on page 80 for a list of financial statement schedules included in this report.

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

Exhibit 10(cv)	-	National Western Life Insurance Company 2011 Executive Officer Bonus Program (Exhibit 10(cv) to Form 8-K dated December 16, 2010).

Exhibit 10(cw)	-	National Western Life Insurance Company 2011 Domestic Marketing Officer Bonus Program (Exhibit 10(cw) to Form 8-K dated December 16, 2010).

Exhibit 10(cx)	-	National Western Life Insurance Company 2011 International Marketing Officer Bonus Program (Exhibit 10(cx) to Form 8-K dated December 16, 2010).

Exhibit 10(cy)	-	National Western Life Insurance Company 2011 Officer President Bonus Program (Exhibit 10(cy) to Form 8-K dated December 16, 2010).

Exhibit 10(cz)	-	National Western Life Insurance Company 2012 Executive Officer Bonus Program (Exhibit 10(cz) to Form 8-K dated December 14, 2011).

Exhibit 10(da)	-	National Western Life Insurance Company 2012 Domestic Marketing Officer Bonus Program (Exhibit 10(da) to Form 8-K dated December 14, 2011).

Exhibit 10(db)	-	National Western Life Insurance Company 2012 International Marketing Officer Bonus Program (Exhibit 10(db) to Form 8-K dated December 14, 2011).

Exhibit 10(dc)	-	National Western Life Insurance Company 2012 Officer President Bonus Program (Exhibit 10(dc) to Form 8-K dated December 14, 2011).

Exhibit 10(dd)	-	National Western Life Insurance Company 2013 Executive Officer Bonus Program (Exhibit 10(dd) to Form 8-K dated December 12, 2012).

Exhibit 10(de)	-	National Western Life Insurance Company 2013 Domestic Marketing Officer Bonus Program (Exhibit 10(de) to Form 8-K dated December 12, 2012).

Exhibit 10(df)	-	National Western Life Insurance Company 2013 International Marketing Officer Bonus Program (Exhibit 10(df) to Form 8-K dated December 12, 2012).

Exhibit 10(dg)	-	National Western Life Insurance Company 2013 Officer President Bonus Program (Exhibit 10(dg) to Form 8-K dated December 12, 2012).

Exhibit 10(dh)	-	National Western Life Insurance Company 2014 Executive Officer Bonus Program (Exhibit 10(dh) to Form 8-K dated December 11, 2013).

Exhibit 10(di)	-	National Western Life Insurance Company 2014 Domestic Marketing Officer Bonus Program (Exhibit 10(di) to Form 8-K dated December 11, 2013).

Exhibit 10(dj)	-	National Western Life Insurance Company 2014 International Marketing Officer Bonus Program (Exhibit 10(dj) to Form 8-K dated December 11, 2013).

Exhibit 10(dk)	-	National Western Life Insurance Company 2014 Officer Bonus Program (Exhibit 10(dk) to Form 8-K dated December 11, 2013).

Exhibit 10(dl)	-	National Western Life Insurance Company 2015 Executive Officer Bonus Program (Exhibit 10(dl) to Form 8-K dated December 10, 2014).

Exhibit 10(dm)	-	National Western Life Insurance Company 2015 Domestic Marketing Officer Bonus Program (Exhibit 10(dm) to Form 8-K dated December 10, 2014).

Exhibit 10(dn)	-	National Western Life Insurance Company 2015 International Marketing Officer Bonus Program (Exhibit 10(dn) to Form 8-K dated December 10, 2014).

Exhibit 10(do)	-	National Western Life Insurance Company 2015 Officer Bonus Program (Exhibit 10(do) to Form 8-K dated December 10, 2014).

Exhibit 21	-	Subsidiaries of the Registrant.

Exhibit 23(a)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 23(b)	-	Consent of Independent Registered Public Accounting Firm.

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Exhibits

Exhibits required by Regulation S-K are listed as to location in the Listing of Exhibits in Item 15.(a)3 above.  Exhibits not referred to have been omitted as inapplicable or not required.

(c) Financial Statement Schedules

The financial statement schedules required by Regulation S-K are listed as to location in Attachment A, Index to Financial Statements and Schedules, on page 80 of this report.

ATTACHMENT A

All other schedules are omitted because they are not applicable, not required, or because the information required by the schedule is included elsewhere in the consolidated financial statements or notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income (loss), changes in stockholders’ equity and cash flow for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedules I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts. These consolidated financial statements and financial statement schedules I and V are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules I and V based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2014 and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule I, summary of investments other than investments in related parties, and V, valuation and qualifying accounts, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Western Life Insurance Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/BKD
Little Rock, Arkansas
March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
National Western Life Insurance Company:

We have audited the accompanying consolidated balance sheet of National Western Life Insurance Company and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and V. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Western Life Insurance Company and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the two-year period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.
/S/KPMG LLP

Houston, Texas
March 17, 2014

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands)

ASSETS	2014	2013

Investments:
Securities held to maturity, at amortized cost (fair value: $7,175,443 and $6,656,144)	$6,841,543	6,510,320
Securities available for sale, at fair value (amortized cost: $2,590,074 and $2,535,264)	2,728,680	2,651,544
Mortgage loans, net of allowance for possible losses ($650 and $650)	149,503	132,765
Policy loans	63,645	65,969
Derivatives, index options	114,287	169,314
Other long-term investments	28,774	30,991

Total Investments	9,926,432	9,560,903

Cash and cash equivalents	277,078	120,859
Deferred policy acquisition costs	802,919	785,706
Deferred sales inducements	159,766	169,570
Accrued investment income	96,127	95,367
Other assets	89,570	98,011

Total assets	$11,351,892	10,830,416

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands except share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY	2014	2013

LIABILITIES:
Future policy benefits:
Universal life and annuity contracts	$9,384,297	8,987,062
Traditional life reserves	138,225	138,072
Other policyholder liabilities	139,222	142,587
Deferred Federal income tax liability	31,675	7,199
Federal income tax payable	3,336	10,067
Other liabilities	98,817	97,481

Total liabilities	9,795,572	9,382,468

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, and 9)

STOCKHOLDERS' EQUITY:
Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,166 shares issued and outstanding in 2014 and 3,434,765 in 2013	3,436	3,435
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2014 and 2013	200	200
Additional paid-in capital	38,116	37,767
Accumulated other comprehensive income	41,786	38,080
Retained earnings	1,472,782	1,368,466

Total stockholders' equity	1,556,320	1,447,948

Total liabilities and stockholders' equity	$11,351,892	10,830,416

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands except per share amounts)

	2014	2013	2012

Premiums and other revenue:
Universal life and annuity contract charges	$150,596	148,388	149,328
Traditional life premiums	19,519	19,078	18,616
Net investment income	505,430	660,432	460,048
Other revenues	21,630	23,716	23,470
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) (losses) recoveries	(18)	846	1,023
Portion of OTTI losses recognized in other comprehensive income	(132)	(1,151)	(2,364)
Net OTTI losses recognized in earnings	(150)	(305)	(1,341)
Other net investment gains	11,755	8,958	14,541
Total net realized investment gains (losses)	11,605	8,653	13,200

Total revenues	708,780	860,267	664,662

Benefits and expenses:
Life and other policy benefits	54,295	60,050	51,842
Amortization of deferred policy acquisition costs	115,154	108,233	121,922
Universal life and annuity contract interest	298,259	454,594	262,339
Other operating expenses	83,551	95,693	87,978

Total benefits and expenses	551,259	718,570	524,081

Earnings before Federal income taxes	157,521	141,697	140,581

Federal income taxes	51,933	45,450	48,023

Net earnings	$105,588	96,247	92,558

Basic Earnings Per Share:
Class A	$29.87	27.23	26.19
Class B	$14.93	13.61	13.09

Diluted Earnings Per Share:
Class A	$29.85	27.19	26.19
Class B	$14.93	13.61	13.09
See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net earnings	$105,588	96,247	92,558

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	12,536	(42,218)	27,211
Net unrealized liquidity gains (losses)	26	333	1,307
Reclassification adjustment for net amounts included in net earnings	(5,000)	(3,061)	(4,504)
Amortization of net unrealized (gains) losses related to transferred securities	—	—	148

Net unrealized gains (losses) on securities	7,562	(44,946)	24,162

Foreign currency translation adjustments	(556)	652	221

Benefit plans:
Amortization of net prior service cost and net gain	(3,300)	5,588	(773)

Other comprehensive income (loss)	3,706	(38,706)	23,610

Comprehensive income (loss)	$109,294	$57,541	116,168

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012

Common stock:
Balance at beginning of period	$3,635	3,635	3,635
Shares exercised under stock option plan	1	—	—

Balance at end of period	3,636	3,635	3,635

Additional paid-in capital:
Balance at beginning of period	37,767	37,767	37,767
Shares exercised under stock option plan	349	—	—

Balance at end of period	38,116	37,767	37,767

Accumulated other comprehensive income (loss):
Unrealized gains (losses) on non-impaired securities:
Balance at beginning of period	46,693	91,972	69,117
Change in unrealized gains (losses) during period	7,536	(45,279)	22,855

Balance at end of period	54,229	46,693	91,972

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,287)	(1,426)	(2,321)
Amortization	84	210	393
Other-than-temporary impairments, non-credit, net of tax	—	95	289
Additional credit loss on previously impaired securities	—	54	411
Change in shadow deferred policy acquisition costs	(59)	(220)	(198)

Balance at end of period	(1,262)	(1,287)	(1,426)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(2)	(196)	(608)
Change in shadow deferred policy acquisition costs	(1)	(196)	(424)
Recoveries, net of tax	2	390	836

Balance at end of period	(1)	(2)	(196)

		(Continued on next page)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2014, 2013 and 2012 (In thousands)

	2014	2013	2012

Foreign currency translation adjustments:
Balance at beginning of period	3,241	2,589	2,368
Change in translation adjustments during period	(556)	652	221
Balance at end of period	2,685	3,241	2,589

Benefit plan liability adjustment:
Balance at beginning of period	(10,565)	(16,153)	(15,380)
Amortization of net prior service cost and net gain, net of tax	(3,300)	5,588	(773)

Balance at end of period	(13,865)	(10,565)	(16,153)

Accumulated other comprehensive income (loss) at end of period	41,786	38,080	76,786

Retained earnings:
Balance at beginning of period	1,368,466	1,273,492	1,182,207
Net earnings	105,588	96,247	92,558
Stockholder dividends	(1,272)	(1,273)	(1,273)

Balance at end of period	1,472,782	1,368,466	1,273,492

Total stockholders' equity	$1,556,320	1,447,948	1,391,680

See accompanying notes to consolidated financial statements.

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Cash flows from operating activities:
Net earnings	$105,588	96,247	92,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Universal life and annuity contract interest	298,259	454,594	262,339
Surrender charges and other policy revenues	(12,913)	(14,622)	(14,720)
Realized (gains) losses on investments	(11,605)	(8,653)	(13,201)
Accretion/amortization of discounts and premiums, investments	(653)	(2,019)	(1,458)
Depreciation and amortization	3,421	4,674	5,688
(Increase) decrease in value of derivatives	(68,616)	(225,899)	(27,147)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(18,336)	(26,165)	(10,623)
(Increase) decrease in accrued investment income	(760)	(2,312)	(4,790)
(Increase) decrease in other assets	(867)	(17,343)	(7,176)
Increase (decrease) in liabilities for future policy benefits	7,698	9,664	13,536
(Decrease) increase in other policyholder liabilities	(3,365)	(5,974)	(2,747)
(Decrease) increase in Federal income tax liability	(6,731)	15,722	(10,617)
Increase (decrease) in deferred Federal income tax	22,538	(23,654)	(4,437)
(Decrease) increase in other liabilities	(394)	(660)	13,076
Other, net	—	(1)	—

Net cash provided by operating activities	313,264	253,599	290,281

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	1,980	—
Securities available for sale	29,730	10,246	8,214
Other investments	3,399	11,024	8,791
Proceeds from maturities and redemptions of:
Securities held to maturity	445,679	1,231,796	1,473,885
Securities available for sale	330,127	287,858	347,521
Derivatives, index options	203,349	172,112	54,745
Purchases of:
Securities held to maturity	(773,743)	(1,775,153)	(1,787,388)
Securities available for sale	(410,127)	(256,855)	(490,689)
Derivatives, index options	(73,318)	(61,624)	(56,413)
Other investments	(376)	(15)	(5,380)

		(Continued on Next Page)

NATIONAL WESTERN LIFE INSURANCE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Principal payments on mortgage loans	20,506	43,856	36,545
Cost of mortgage loans acquired	(37,104)	(34,129)	(21,454)
(Increase) decrease in policy loans	2,324	5,580	3,418
Other, net	—	—	3

Net cash used in investing activities	(259,554)	(363,324)	(428,202)

Cash flows from financing activities:
Dividends on common stock	$(1,273)	(1,273)	(1,273)
Deposits to account balances for universal life and annuity contracts	985,003	982,305	985,370
Return of account balances on universal life and annuity contracts	(880,658)	(875,661)	(841,126)
Issuance of common stock under stock option plan	350	—	—

Net cash provided by (used in) financing activities	103,422	105,371	142,971

Effect of foreign exchange	(913)	652	221

Net increase (decrease) in cash and cash equivalents	156,219	(3,702)	5,271
Cash and cash equivalents at beginning of year	120,859	124,561	119,290

Cash and cash equivalents at end of year	$277,078	120,859	124,561

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest	$40	50	40
Income taxes	$36,123	57,350	62,540

Noncash operating activities:
Deferral of sales inducements	$(8,003)	803	4,498

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012.

Affected Line Item In the Consolidated Statements of Earnings	Amount Reclassified from Accumulated Other Comprehensive Income
	Twelve Months Ended December 31,
	2014	2013	2012
	(In thousands)

Other net investment gains (losses)	$7,843	4,923	7,308
Net OTTI losses recognized in earnings	(150)	(213)	(378)
Earnings before federal income taxes	7,693	4,710	6,930
Federal income taxes	2,693	1,649	2,426

Net Earnings	$5,000	3,061	4,504

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(D) Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, the Company considers all short-term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

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

Although there is credit risk in the event of nonperformance by counterparties to the index options, the Company does not expect any counterparties to fail to meet their obligations, given their high credit ratings.  In addition, credit support agreements are in place with all counterparties for option holdings in excess of specific limits, which may further reduce the Company's credit exposure.  At December 31, 2014 and 2013, the fair values of index options owned by the Company totaled $114.3 million and $169.3 million, respectively.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of information relative to deferred policy acquisition costs (DPAC) is provided in the table below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Deferred policy acquisition costs, beginning of year	$785,706	705,397	722,542

Policy acquisition costs deferred:
Agents' commissions	134,262	127,161	121,900
Other	7,606	6,821	6,617

Total costs deferred	141,868	133,982	128,517

Amortization of deferred policy acquisition costs	(115,154)	(108,233)	(121,922)
Adjustments for unrealized (gains) losses on investment securities	(9,501)	54,560	(23,740)

Deferred policy acquisition costs, end of year	$802,919	785,706	705,397

A summary of information relative to deferred sales inducements is provided in the table below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Deferred sales inducements, beginning of year	$169,570	152,844	155,753

Sales inducement costs deferred	18,355	26,159	31,758
Amortization of sales inducements	(26,357)	(25,357)	(27,261)
Adjustments for unrealized (gains) losses on investment securities	(1,802)	15,924	(7,406)

Deferred sales inducements, end of year	$159,766	169,570	152,844

Amortization of deferred policy acquisition costs increased to $115.2 million in the year ended December 31, 2014 compared to $108.2 million reported in 2013.  Amortization expense in 2014 includes an unlocking adjustment to incorporate premium load increases implemented on several international life contracts which decreased DPAC amortization by $1.4 million. There were no unlocking adjustments in 2013 and 2012. DPAC true-up adjustments were also recorded in 2014, 2013 and 2012 relative to renewal trailer commissions, partial surrender rates, mortality rates, credited interest rates and earned rates for the current year’s experience resulting in a $7.2 million, $15.8 million and $12.8 million decrease in amortization expense in 2014, 2013 and 2012, respectively.

Similar to deferred policy acquisition costs, amortization of deferred sales inducements include true-up and unlocking adjustments. Deferred sales inducement true-up adjustments were recorded in 2014, 2013, and 2012 of $1.6 million, $0.8 million and $5.5 million , respectively, each of which increased contract interest expense. There were no unlocking adjustments during these periods.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under GAAP, the liability for future policy benefits on traditional products has been calculated using assumptions as to future mortality (based on the 1965-1970, 1975-1980 and 2001 Select and Ultimate mortality tables), interest ranging from 3.25% to 8%, and withdrawals based on Company experience. For universal life and annuity contracts, the liability for future policy benefits represents the account balance. Fixed-index products combine features associated with traditional fixed annuities and universal life contracts, with the option to have interest rates linked in part to an equity index.  In accordance with GAAP guidance, the equity return component of such policy contracts must be identified separately and accounted for as embedded derivatives.  The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under GAAP guidance provisions that require debt instrument type accounting.  The host contracts are recorded as discounted debt instruments that are accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates. The embedded derivatives are recorded at fair value.

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

A summary of direct premiums and deposits collected is provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Annuity deposits	$833,273	813,868	864,719
Universal life insurance deposits	280,980	296,286	248,118
Traditional life and other premiums	22,651	22,164	21,476

Totals	$1,136,904	1,132,318	1,134,313

2.  Statutory accounting practices require commissions and related acquisition costs to be expensed as incurred, whereas under GAAP these items are deferred and amortized.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2014	2013	2012
	(In thousands)

Net gain from operations before Federal and foreign income taxes	$95,892	170,796	130,644

Net income	$77,220	106,159	84,473

Unassigned surplus	$1,141,579	1,082,519	961,054

Capital and surplus	$1,185,643	1,126,232	1,004,766

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(2)  DEPOSITS WITH REGULATORY AUTHORITIES

The following assets were on deposit with state and other regulatory authorities as required by law, at the end of each year.

	December 31,
	2014	2013
	(In thousands)

Debt securities held to maturity	$15,279	15,407
Debt securities available for sale	814	819
Short-term investments	475	475

Totals	$16,568	16,701

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  INVESTMENTS

(A)  Investment Income

The major components of net investment income are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Gross investment income:
Debt securities	$410,809	410,790	408,204
Mortgage loans	9,847	9,256	11,879
Policy loans	4,252	4,503	5,079
Derivative gains (losses)	68,616	225,899	27,147
Money market investments	401	252	936
Other investment income	12,591	10,759	7,965

Total investment income	506,516	661,459	461,210
Investment expenses	1,086	1,027	1,162

Net investment income	$505,430	660,432	460,048

The Company had real estate investments that were non-income producing for the preceding twelve months totaling $0.9 million, $1.3 million and $1.5 million at December 31, 2014, 2013 and 2012, respectively.

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

The Company requires a minimum specified yield on mortgage loan investments.  The historically low interest rate environment of the past couple of years has resulted in fewer loan opportunities being available meeting the Company's required rate of return. Consequently, new mortgage loan origination activity has been less significant in this time frame with $37.1 million and $34.1 million in total loans for the years 2014 and 2013, respectively.

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status.  If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Consolidated Statements of Earnings.  The loan is independently monitored and evaluated as to potential impairment or foreclosure.  If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly.  The Company has no loans past due 90 days which are accruing interest.

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

The Company held net investments in mortgage loans totaling $149.5 million and $132.8 million at December 31, 2014 and 2013, respectively.  The diversification of the portfolio by geographic region, property type, and loan-to-value ratio was as follows:

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Geographic Region:
West South Central	$97,918	65.2	$79,702	59.7
East South Central	14,137	9.4	10,098	7.6
New England	12,155	8.1	17,400	13.0
East North Central	10,714	7.1	10,607	8.0
Pacific	10,282	6.9	10,364	7.8
Mountain	3,050	2.0	3,239	2.4
Middle Atlantic	1,897	1.3	2,005	1.5
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Property Type:
Retail	$130,544	86.9	$103,487	77.6
Apartments	7,333	4.9	15,275	11.4
Land/Lots	3,333	2.2	3,155	2.4
Hotel/Motel	1,600	1.1	3,742	2.8
Office	893	0.6	1,313	1.0
All other	6,450	4.3	6,443	4.8
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$52,564	35.0	$57,445	43.0
50% to 60%	50,553	33.7	23,339	17.5
60% to 70%	14,567	9.7	20,120	15.1
70% to 80%	12,656	8.4	9,723	7.3
80% to 90%	5,399	3.6	—	—
Greater than 90%	14,414	9.6	22,788	17.1
Gross balance	150,153	100.0	133,415	100.0

Allowance for possible losses	(650)	(0.4)	(650)	(0.5)

Totals	$149,503	99.6	$132,765	99.5

(1)  Loan-to-Value Ratio using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The greater than 90% category is related to loans made with a long standing borrower which are backed by the investment property, contracted leases and the guarantee of the borrower.

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that would indicate a potential problem are: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

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

The Company recognized valuation losses of $0.0 million, $0.0 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The mortgage loan valuation write-down in 2012 represents a general valuation allowance established for the Company's mortgage loan portfolio based upon the Company's loss experience over the past ten years and is not specifically identified to individual loans. The impairments in 2012 were based on information which indicated that the Company may not collect all amounts in accordance with the mortgage agreement. While the Company closely monitors its mortgage loan portfolio, future changes in economic conditions can result in impairments beyond those currently identified.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the mortgage loan allowance for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

The Company does not recognize interest income on loans past due 90 days or more.  The Company had no mortgage loan past due six months or more at December 31, 2014, 2013 and 2012.  There was no interest income not recognized in 2014, 2013 and 2012.

The contractual maturities of mortgage loan principal balances at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(In thousands)		(In thousands)
Principal Balance by Contractual Maturity:
Due in one year or less	$16,390	10.9	$10,491	7.8
Due after one year through five years	83,965	55.7	51,304	38.3
Due after five years through ten years	30,591	20.3	51,839	38.7
Due after ten years through fifteen years	—	—	—	—
Due after fifteen years	19,813	13.1	20,300	15.2

Totals	$150,759	100.0	$133,934	100.0

The Company's real estate investments totaled approximately $16.7 million at December 31, 2014 and $18.2 million at December 31, 2013, and consist primarily of income-producing properties which are being operated by a wholly-owned subsidiary of the Company.  The Company’s real estate holdings are reflected in other long-term investments in the accompanying consolidated financial statements.  The Company records real estate at the lower of cost or fair value less estimated cost to sell, which is determined on an individual asset basis.  The Company recognized operating income on these properties of approximately $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition. The Company recorded net realized investment gains on disposals of $1.0 million, $0.3 million and $2.6 million associated with these properties in the years ended December 31, 2014, 2013 and 2012, respectively.  The realized gains in 2014 were due to several properties being sold: one was an impaired and foreclosed property located in Steubenville, Ohio, another property was located in Houston, Texas and two were located in Freeport, Texas. The realized gain in 2012 was due to an impaired and foreclosed property located in New Orleans, LA that was subsequently sold at an amount above its impaired value.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,061	705	—	10,766
U.S. Treasury	1,920	409	—	2,329
States and political subdivisions	432,186	31,417	(336)	463,267
Public utilities	978,847	67,836	(757)	1,045,926
Corporate	3,754,222	183,650	(18,591)	3,919,281
Mortgage-backed	1,640,582	68,726	(4,164)	1,705,144
Home equity	18,886	4,734	(57)	23,563
Manufactured housing	4,839	328	—	5,167

Totals	$6,841,543	357,805	(23,905)	7,175,443

The table below presents amortized costs and fair values of securities available for sale at December 31, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$589	—	(36)	553
Foreign governments	9,939	386	—	10,325
Public utilities	169,179	10,163	(126)	179,216
Corporate	2,334,700	128,280	(8,961)	2,454,019
Mortgage-backed	48,674	4,116	—	52,790
Home equity	11,702	225	(9)	11,918
Manufactured housing	2,492	64	—	2,556
	2,577,275	143,234	(9,132)	2,711,377

Equity public	12,799	4,849	(345)	17,303

Totals	$2,590,074	148,083	(9,477)	2,728,680

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company is exposed to credit risk which is continually monitored.  Credit risk is the risk that an issuer of a security will not be able to fulfill their obligations relative to a security payment schedule.  The Company reviewed pertinent information for all issuers in an unrealized loss position at December 31, 2014 including market pricing history, credit ratings, analyst reports, as well as data provided by the issuers themselves.  The Company then made a determination on each specific issuer relating to other-than-temporary impairment.  For the securities that have not been impaired at December 31, 2014, the Company intends to hold these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company held below investment grade debt securities totaling $147.1 million and $178.6 million at December 31, 2014 and 2013, respectively. These amounts represent 1.5% and 1.9% of total invested assets for December 31, 2014 and 2013, respectively.  Below investment grade holdings are the result of downgrades subsequent to purchase, as the Company only invests in high quality securities with ratings quoted as investment grade.  Below investment grade securities generally have greater default risk than higher rated corporate debt.  The issuers of these securities are usually more sensitive to adverse industry or economic conditions than are investment grade issuers.

For the year ended December 31, 2014, the Company recorded net realized gains totaling $11.8 million related to the disposition of investment securities.  The net realized gains included $0.2 million of losses for other-than-temporary impairment write-downs on investments in debt and equity securities. For the years ended December 2013 and 2012, the Company recorded realized gains totaling $9.0 million and $14.5 million, respectively, related to disposition of securities.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	23,076	(336)	23,076	(336)
Public utilities	7,078	(13)	48,198	(744)	55,276	(757)
Corporate	156,839	(2,997)	698,316	(15,594)	855,155	(18,591)
Mortgage-backed	17,698	(240)	181,694	(3,924)	199,392	(4,164)
Home equity	2,206	(57)	—	—	2,206	(57)

Total temporarily impaired securities	$183,821	(3,307)	951,284	(20,598)	1,135,105	(23,905)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	553	(36)	553	(36)
Public utilities	—	—	14,827	(126)	14,827	(126)
Corporate	100,373	(2,990)	187,699	(5,971)	288,072	(8,961)
Home equity	—	—	4,826	(9)	4,826	(9)
	100,373	(2,990)	207,905	(6,142)	308,278	(9,132)

Equity public	305	(52)	3,801	(293)	4,106	(345)

Total temporarily impaired securities	$100,678	(3,042)	211,706	(6,435)	312,384	(9,477)

Unrealized losses decreased in 2014 due to the decline in interest rates (which serves to increase market values).  The Company does not consider these investments to be other-than-temporarily impaired because the Company does not intend to sell these securities until recovery in fair value and expects to receive all amounts due relative to principal and interest.

The Company does not consider securities to be other-than-temporarily impaired where the market decline is attributable to factors such as market volatility, liquidity, spread widening and credit quality where we anticipate a recovery of all amounts due under the contractual terms of the security and have the intent and ability to hold until recovery or maturity.  Based on the Company’s review in concert with the Company’s ability and intent to hold these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

Debt securities. The gross unrealized losses for debt securities are made up of 190 individual issues, or 14.5% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.8%.  Of the 190 securities, 148, or approximately 77.5%, fall in the 12 months or greater aging category; and 186 were rated investment grade at December 31, 2014.

Equity securities. The gross unrealized losses for equity securities are made up of 16 individual issues. These holdings are reviewed quarterly for impairment. Four of the equity securities were other-than-temporarily impaired at December 31, 2014, in accordance with Company policy.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$128,711	(9,249)	8,080	(1,695)	136,791	(10,944)
Public utilities	260,982	(8,998)	7,821	(689)	268,803	(9,687)
Corporate	1,335,088	(71,330)	117,179	(10,430)	1,452,267	(81,760)
Mortgage-backed	581,373	(32,043)	13,861	(1,333)	595,234	(33,376)
Home equity	—	—	2,617	(32)	2,617	(32)

Total temporarily impaired securities	$2,306,154	(121,620)	149,558	(14,179)	2,455,712	(135,799)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category, and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Available For Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
State and political subdivisions	$—	—	484	(110)	484	(110)
Foreign governments	9,775	(156)	—	—	9,775	(156)
Public utilities	20,090	(1,343)	962	(54)	21,052	(1,397)
Corporate	532,310	(26,376)	46,187	(4,356)	578,497	(30,732)
Mortgage-backed	—	—	—	—	—	—
Home equity	4,833	(7)	—	—	4,833	(7)
	567,008	(27,882)	47,633	(4,520)	614,641	(32,402)

Equity public	3,707	(757)	—	—	3,707	(757)

Total temporarily impaired securities	$570,715	(28,639)	47,633	(4,520)	618,348	(33,159)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investments in debt securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in 1 year or less	$265,789	271,938	213,353	218,435

Due after 1 year through 5 years	665,953	736,333	1,181,707	1,309,733

Due after 5 years through 10 years	1,540,081	1,592,133	3,448,906	3,562,392

Due after 10 years	56,778	58,183	356,995	379,739
	2,528,601	2,658,587	5,200,961	5,470,299

Mortgage and asset-backed securities	48,674	52,790	1,640,582	1,705,144

Total	$2,577,275	2,711,377	6,841,543	7,175,443

The Company uses the specific identification method in computing realized gains and losses.  The table below details the nature of realized gains and losses, excluding impairments, during the year.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$7,795	4,418	7,115
Realized losses on disposal	(22)	(6)	—
Held to maturity debt securities:
Realized gains on redemption	3,453	3,845	6,065
Realized losses on redemption	(17)	(72)	(679)
Equity securities realized gains	69	511	193
Real estate	955	262	2,485
Mortgage loans	—	—	(638)
Other	(478)	—	—

Totals	$11,755	8,958	14,541

Due to significant credit deterioration, one bond from the held to maturity portfolio was sold in both 2013 and 2012. The sale in 2013 resulted in an insignificant realized gain. The sale in 2012 resulted in a loss of $0.3 million. No transfers were made out of the held to maturity portfolio to the available for sale portfolio in 2014, 2013 and 2012.

Except for U.S. government agency mortgage-backed securities, the Company had no other investments in any entity in excess of 10% of stockholders' equity at December 31, 2014 or 2013.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net impairment losses recognized in earnings for the periods indicated.

	December 31,
	2014	2013	2012
	(In thousands)

Total other-than-temporary impairment recoveries (losses) on debt securities	$125	909	1,121
Portion recognized in comprehensive income	(132)	(1,151)	(2,364)

Net impairment losses on debt securities recognized in earnings	(7)	(242)	(1,243)
Equity securities impairments	(143)	(63)	(98)

Totals	$(150)	(305)	(1,341)

For the years ended December 31, 2014 and December 31, 2013, the Company recovered $0.1 million and $0.9 million, respectively, on previously impaired asset-backed securities. The credit component of the impairment was determined to be the difference between amortized cost and the present value of the cash flows expected to be received, discounted at the original yield. The significant inputs used to project cash flows are estimated future prepayment rates, default rates and default loss severity.

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
	(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,472	2,247
Reductions for securities sold during current period	—	(17)
Additions for OTTI where credit losses have been previously recognized	7	242

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,479	2,472

(D)  Net Unrealized Gains (Losses)

Net unrealized gains (losses) on investment securities included in stockholders' equity at December 31, 2014 and 2013, are as follows:

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(In thousands)

Gross unrealized gains	$157,304	159,080
Gross unrealized losses	(12,926)	(37,263)
Adjustments for:
Deferred policy acquisition costs and sales inducements	(62,856)	(51,929)
Deferred Federal income tax expense	(28,556)	(24,484)
	52,966	45,404

Net unrealized gains related to securities transferred to held to maturity	—	—

Net unrealized gains on investment securities	$52,966	45,404

(E)  Transfer of Securities

There were no transfers between the held to maturity portfolio and the available for sale portfolio in 2014 or 2013.

(4)  REINSURANCE

Effective January 1, 2011, the Company began reinsuring any risk on any one life in excess of $500,000.  The Company's general policy prior to that date was to reinsure that portion of any risk in excess of $250,000 on the life of any one individual.  Total life insurance in force was $23.1 billion and $22.4 billion at December 31, 2014 and 2013, respectively.  Of these amounts, life insurance in force totaling $5.3 billion and $5.4 billion was ceded to reinsurance companies on a yearly renewable term basis, at December 31, 2014 and 2013, respectively.  In accordance with the reinsurance contracts, reinsurance receivables including amounts related to claims incurred but not reported and liabilities for future policy benefits totaled $7.4 million and $8.2 million at December 31, 2014 and 2013, respectively. Premiums and contract revenues were reduced by $19.0 million, $18.7 million and $19.8 million for reinsurance premiums ceded during 2014, 2013 and 2012, respectively. Benefit expenses were reduced by $6.4 million, $7.0 million and $8.2 million, for reinsurance recoveries during 2014, 2013 and 2012, respectively. A contingent liability exists with respect to reinsurance, as the Company remains liable if the reinsurance companies are unable to meet their obligations under the existing agreements.  The Company does not assume reinsurance.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  FEDERAL INCOME TAXES

Total Federal income taxes were allocated as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Taxes (benefits) on earnings from continuing operations:
Current	$29,395	71,709	51,886
Deferred	22,538	(26,259)	(3,863)

Taxes on earnings	51,933	45,450	48,023

Taxes (benefits) on components of stockholders' equity:
Net unrealized gains and losses on securities available for sale	4,072	(24,201)	13,011
Foreign currency translation adjustments	(358)	(398)	(157)
Change in benefit liability	(1,777)	3,005	(410)

Total Federal income taxes (benefit)	$53,870	23,856	60,467

The provisions for Federal income taxes attributable to earnings from continuing operations vary from amounts computed by applying the statutory income tax rate of 35% to earnings before Federal income taxes. The reasons for the differences and the corresponding tax effects are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Income tax expense at statutory rate of 35%	$55,133	49,594	49,204
Dividend received deduction	(1,076)	(1,140)	(1,292)
Tax exempt interest	(2,155)	(2,065)	(1,977)
Tax adjustment on foreign currency	(358)	(214)	245
Adjustments pertaining to prior tax years	1	(273)	1,244
Nondeductible insurance	160	160	160
Nondeductible expenses	277	121	112
Amortization of life interest in a trust	—	—	116
Other, net	(49)	(733)	211

Taxes on earnings from continuing operations	$51,933	45,450	48,023

There were no deferred taxes attributable to enacted tax rate changes for the years ended December 31, 2014, 2013 and 2012.

The Company expects its effective tax rate to be less than the statutory rate of 35% due to recurring permanent differences that reduce tax expense, principally tax exempt interest income and the dividend received deduction.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	December 31,
	2014	2013
	(In thousands)

Deferred tax assets:
Future policy benefits, excess of financial accounting liabilities over tax liabilities	$292,262	305,795
Investment securities write-downs for financial accounting purposes	6,246	7,523
Pension liabilities	11,333	9,055
Accrued operating expenses recorded for financial accounting purposes not currently tax deductible	5,588	6,778
Foreign currency translation adjustments	4,318	4,355
Accrued and unearned investment income recognized for tax purposes and deferred for financial accounting purposes	390	369
Other	6	6

Total gross deferred tax assets	320,143	333,881

Deferred tax liabilities:
Deferred policy acquisition and sales inducement costs, principally expensed for tax purposes	(311,680)	(305,700)
Debt securities, principally due to deferred market discount for tax	(8,477)	(8,017)
Real estate, principally due to adjustments for financial accounting purposes	(1,023)	(949)
Net unrealized gains on securities available for sale	(25,185)	(21,150)
Fixed assets, due to different bases	(757)	(897)
Other	(4,696)	(4,367)

Total gross deferred tax liabilities	(351,818)	(341,080)

Net deferred tax liabilities	$(31,675)	(7,199)
There were no valuation allowances for deferred tax assets at December 31, 2014 and 2013.  In assessing deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and available tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In accordance with GAAP, the Company assessed whether it had any significant uncertain tax positions related to open examination or other IRS issues and determined that there were none.  Accordingly, no reserve for uncertain tax positions was recorded.   Should a provision for any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to accrue for such in its income tax accounts. There were no such accruals as of December 31, 2014 or 2013. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2010.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  INFORMATION REGARDING CONTROLLING STOCKHOLDER

Robert L. Moody, Chairman of the Board of Directors and Chief Executive Officer, owns 99.0% of the total outstanding shares of the Company's Class B common stock and 33.7% of the Class A common stock as of December 31, 2014.

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

Obligations and Funded Status

	December 31,
	2014	2013
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$21,187	23,535
Service cost	168	190
Interest cost	958	873
Actuarial gain (loss)	2,357	(2,088)
Benefits paid	(1,342)	(1,323)

Projected benefit obligations at end of year	23,328	21,187

Changes in plan assets:
Fair value of plan assets at beginning of year	18,908	16,813
Actual return on plan assets	1,747	2,967
Contributions	333	451
Benefits paid	(1,342)	(1,323)

Fair value of plan assets at end of year	19,646	18,908

Funded status at end of year	$(3,682)	(2,279)

The service cost of $168,000 for 2014 represents plan expenses expected to be paid out of plan assets. Under the new and clarified rules of the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(3,682)	(2,279)

Net amount recognized	$(3,682)	(2,279)

Amounts recognized in accumulated other comprehensive income:
Net loss	$8,017	6,551
Prior service cost	3	7

Net amount recognized	$8,020	6,558

The accumulated benefit obligation was $23.3 million and $21.2 million at December 31, 2014 and 2013, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Components of net periodic benefit costs:
Interest cost	$958	873	928
Service cost	168	190	174
Expected return on plan assets	(1,278)	(1,134)	(1,070)
Amortization of prior service cost	4	4	4
Amortization of net loss	422	812	786

Net periodic benefit cost	274	745	822

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	1,888	(3,921)
Amortization of prior service cost	(4)	(4)
Amortization of net loss (gain)	(422)	(812)

Total recognized in other comprehensive income	1,462	(4,737)

Total recognized in net periodic benefit cost and other comprehensive income	$1,736	(3,992)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015, based on the average expected future service of plan participants, is $509,300.  The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015 will be minimal.

Assumptions

	December 31,
	2014	2013

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.60%
Rate of compensation increase	n/a	n/a

	December 31,
	2014	2013	2012

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.25%	3.75%	4.25%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	n/a	n/a	n/a

The assumed long-term rate of return on plan assets is generally set at the rate expected to be earned based on the long-term investment policy of the plan and the various classes of invested funds, based on the input of the plan’s investment advisors and consulting actuary and the plan’s historic rate of return.  As of December 31, 2014, the plan’s average 10-year and inception-to-date returns were 6.14% and 7.28%, respectively.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

As discussed in Note 14, Fair Values of Financial Instruments, the Company adopted GAAP guidance which defines fair value and establishes a framework for measuring fair value of financial assets.  Using this guidance, the Company has categorized its pension plan assets into a three level hierarchy, based on the priority of inputs to the valuation process.  The fair value hierarchy classifications are reviewed annually. Reclassification of certain financial assets and liabilities may result based on changes in the observability of valuation attributes.  The following table sets forth the Company’s pension plan assets within the fair value hierarchy as of December 31, 2014.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash	$678	678	—	—
Equity securities
Domestic	12,390	12,390	—	—
International	274	274	—	—
Debt securities
U.S. government agencies	—	—	—	—
Corporate bonds	6,304	—	6,304	—

Total	$19,646	13,342	6,304	—

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

Cash and cash equivalents.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

The plan’s weighted-average asset allocations by asset category are as follows:

	December 31,
	2014	2013	2012

Asset Category:
Equity securities	64%	70%	60%
Debt securities	32%	29%	35%
Cash and cash equivalents	4%	1%	5%

Total	100%	100%	100%

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Pension Plan is a highly diversified portfolio; the 96% of the pension assets not invested in cash or U.S. Government agencies are allocated among 225 different investments, with no single credit representing more than 2.1% of the fair value of the portfolio.  The investment policy statement sets forth the following acceptable ranges for each asset's class.

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

Contributions

The Company expects to contribute $0 to the plan during 2015 although additional amounts may be contributed.  The plan’s funding status is reviewed periodically throughout the year by the Company’s Pension Plan Committee.  The Company intends to contribute at least the minimum amounts necessary for tax compliance and to maintain an Adjusted Funding Target Attainment Percentage (AFTAP) of over 80% to meet the Pension Protection Act Plan’s threshold.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$1,339
2016	1,347
2017	1,433
2018	1,402
2019	1,386
2019-2023	6,627

The Company also sponsors three nonqualified defined benefit pension plans. The first plan covers certain senior officers and provides benefits based on the participants' years of service and compensation.  The primary pension obligations and administrative responsibilities of the plan are maintained by a pension administration firm, which is a subsidiary of American National Insurance Company ("ANICO"), a related party. ANICO has guaranteed the payment of pension obligations under the plan.  However, the Company has a contingent liability with respect to the plan should these entities be unable to meet their obligations under the existing agreements. Also, the Company has a contingent liability with respect to the plan in the event that a plan participant continues employment with the Company beyond age seventy, the aggregate average annual participant salary increases exceed 10% per year, or any additional employees become eligible to participate in the plan.  If any of these conditions are met, the Company would be responsible for any additional pension obligations resulting from these items.  Amendments were made to this plan to allow an additional employee to participate and to change the benefit formula for the Chairman of the Company.  As previously mentioned, these additional obligations are a liability to the Company.  Effective December 31, 2004, this plan was frozen with respect to the continued accrual of benefits of the Chairman and the President of the Company in order to comply with law changes under the American Jobs Creation Act of 2004 ("Act").

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2005, the Company established a second nonqualified defined benefit plan for the benefit of the Chairman of the Company.  This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified plan, while complying with the requirements of the Act.

Effective November 1, 2005, the Company established a third nonqualified defined benefit plan for the benefit of the President of the Company.  This plan is intended to provide for post-2004 benefit accruals that supplement the pre-2005 benefit accruals under the first nonqualified plan as previously discussed, while complying with the requirements of the Act.

A detail of plan disclosures related to the amendments of the original plan and the additional two plans is provided below:

Obligations and Funded Status

	December 31,
	2014	2013
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$19,870	22,525
Service cost	294	177
Interest cost	1,003	801
Actuarial (gain) loss	4,960	(1,652)
Benefits paid	(1,982)	(1,981)

Projected benefit obligations at end of year	24,145	19,870

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	1,982	1,981
Benefits paid	(1,982)	(1,981)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(24,145)	(19,870)

	December 31,
	2014	2013
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(24,145)	(19,870)

Net amount recognized	$(24,145)	(19,870)

Amounts recognized in accumulated other comprehensive income:
Net loss	$11,959	8,293
Prior service cost	759	818

Net amount recognized	$12,718	9,111

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation was $17.7 million and $17.6 million at December 31, 2014 and 2013, respectively.

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Components of net periodic benefit cost:
Service cost	$294	177	168
Interest cost	1,003	801	912
Amortization of prior service cost	59	59	59
Amortization of net loss	1,294	1,173	1,142

Net periodic benefit cost	2,650	2,210	2,281

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	4,960	(1,652)
Amortization of prior service cost	(59)	(59)
Amortization of net (gain) loss	(1,294)	(1,173)

Total recognized in other comprehensive income	3,607	(2,884)

Total recognized in net periodic benefit cost and other comprehensive income	$6,257	(674)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015, based on the average expected future service of plan participants, is $1,487,000.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015 will be $59,000.

Assumptions

	December 31,
	2014	2013

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.60%
Rate of compensation increase	4.00%	4.00%

	December 31,
	2014	2013	2012

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	4.60%	3.75%	4.25%
Expected long-term return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	4.00%

The plan is unfunded and therefore no assumption has been made related to the expected long-term return on plan assets.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plan is unfunded and therefore had no assets at December 31, 2014 or 2013.

Contributions

The Company expects to contribute approximately $2.0 million to the plan in 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$1,982
2016	1,982
2017	1,982
2018	1,982
2019	1,982
2019-2023	9,908

(B)  Defined Contribution Pension Plans

In addition to the defined benefit pension plans, the Company sponsors a qualified 401(k) plan for substantially all employees and a nonqualified deferred compensation plan primarily for senior officers.  The Company made annual contributions to the 401(k) plan in 2014, 2013 and 2012, of up to three percent of each employee's compensation based on the employee's personal level of salary deferrals to the plan. All Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2014, 2013 and 2012, Company contributions totaled $491,000, $410,000 and $323,000, respectively.

The nonqualified deferred compensation plan was established to allow eligible employees to defer the payment of a percentage of their compensation and to provide for additional Company contributions. Company contributions are subject to a vesting schedule based on the employee's years of service. For the years ended December 31, 2014, 2013 and 2012, Company contributions totaled $99,000, $140,000, and $66,000, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)  Postretirement Employment Plans Other Than Pension

The Company sponsors a health care plan that was amended in 2004 to provide postretirement benefits to certain fully-vested individuals.  The plan is unfunded.  The Company uses a December 31 measurement date for the plan.  A detail of plan disclosures related to the plan is provided below:

Obligations and Funded Status

	December 31,
	2014	2013
	(In thousands)

Changes in projected benefit obligations:
Projected benefit obligations at beginning of year	$2,725	3,482
Interest cost	111	117
Actuarial loss (gain)	107	(827)
Benefits paid	(53)	(47)

Projected benefit obligations at end of year	2,890	2,725

Changes in plan assets:
Fair value of plan assets at beginning of year	—	—
Contributions	53	47
Benefits paid	(53)	(47)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(2,890)	(2,725)

	December 31,
	2014	2013
	(In thousands)

Amounts recognized in the Company's consolidated financial statements:
Assets	$—	—
Liabilities	(2,890)	(2,725)

Net amount recognized	$(2,890)	(2,725)

Amounts recognized in accumulated other comprehensive income:
Net loss	$128	18
Prior service cost	464	567

Net amount recognized	$592	585

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Cost

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Components of net periodic benefit cost:
Interest cost	$111	117	129
Amortization of prior service cost	103	103	103
Amortization of net loss	(4)	33	41

Net periodic benefit cost	210	253	273

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	107	(827)
Amortization of prior service cost	(103)	(103)
Amortization of net (gain) loss	4	(33)

Total recognized in other comprehensive income	8	(963)

Total recognized in net periodic benefit cost and other comprehensive income	$218	(710)

The estimated net loss to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015, based on the average expected future service of plan participants, is $0.  The estimated prior service cost to be amortized from accumulated other comprehensive income into net periodic benefit cost over 2015 will be $103,000.

Assumptions

	December 31,
	2014	2013

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.75%	4.60%
Expected long-term return on plan assets	n/a	n/a

For measurement purposes, a 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015 and future years.

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans.  A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	December 31, 2014		December 31, 2013
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$22	(17)	25	(20)

Effect on postretirement benefit obligation	$595	(466)	575	(447)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The plans are unfunded and therefore had no assets at December 31, 2014 and 2013.

Contributions

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$70
2016	76
2017	82
2018	89
2019	96
2019-2023	607

(8)  SHORT-TERM BORROWINGS

The Company has available a $40 million bank line of credit (with Moody National Bank, a related party) primarily for cash management purposes.  The Company is required to maintain a collateral security deposit in trust with the sponsoring bank equal to 110% of any outstanding liability. The Company had no outstanding borrowings with the bank at December 31, 2014 or 2013.  The Company had assets having an amortized value of $43.6 million on deposit with the lender at year end 2014.

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

During 2014, the Company resolved a class action lawsuit pending since June 12, 2006, in the U.S. District Court for the Southern District of California. The case was titled In Re National Western Life Insurance Deferred Annuities Litigation. The complaint asserted claims for RICO violations, Financial Elder Abuse, Violation of Cal. Bus. & Prof. Code 17200, et seq, Violation of Cal. Bus. & Prof. Code 17500, et seq, Breach of Fiduciary Duty, Aiding and Abetting Breach of Fiduciary Duty, Fraudulent Concealment, Cal. Civ. Code 1710, et seq, Breach of the Duty of Good Faith and Fair Dealing, and Unjust Enrichment and Imposition of Constructive Trust. On July 12, 2010 the Court certified a nationwide class of policyholders under the RICO allegation and a California class under all of the remaining causes of action except breach of fiduciary duty. The parties entered into a Settlement and Release Agreement in August of 2013 ("Settlement") which was finally approved by the Court on February 11, 2014. On February 12, 2014, the Court issued a redacted final approval order granting the Motion for Final Approval of Class Action Settlement. The Settlement became final and non-appealable on April 12, 2014. The Settlement Agreement and Plaintiffs' Request for Attorneys' Fees and Costs were approved by the Court, and the Company paid the Court-approved amount of attorneys’ fees and costs in April 2014. The Company also made certain payments to surrendered and annuitized policyholders in June 2014. In addition, the Company agreed to provide bonuses on annuitization for active policyholders who choose a 10-year or a 20-year certain and life settlement option. The Company had held reserves of $6.5 million for the matter at December 31, 2013 which approximated the ultimate settlement amounts described above.

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

On October 26, 2011 the Brazilian Superintendence of Private Insurance (“SUSEP”) attempted to serve the Company with a subpoena regarding an administrative proceeding initiated by SUSEP in which it alleged that the Company was operating as an insurance company in Brazil without due authorization.  The Company had been informed that SUSEP was attempting to impose a penal fine of approximately $6.0 billion on the Company.  SUSEP unsuccessfully attempted to serve the Company with notice regarding this matter.  The Company does not transact business in Brazil and has no officers, employees, property, or assets in Brazil.  The Company believes that SUSEP has no jurisdiction over the Company, that SUSEP's attempts at service of process were invalid, and that any penal fine would be unenforceable.  For the reasons described above, the Company does not believe that this matter meets the definition of a material pending legal proceeding as such term is defined in Item 103 of Regulation S-K but has included the foregoing description solely due to the purported amount of the fine sought at that time.

Although there can be no assurances, at the present time, the Company does not anticipate that the ultimate liability arising from such other potential, pending, or threatened legal actions will have a material adverse effect on the financial condition or operating results of the Company.

Separately, the Company has recently become aware that the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations. Because the Company has only recently become aware of this investigation, no conclusion can be drawn at this time as to its outcome or how such outcome may impact the Company's business, results of operations or financial condition. The Company plans to cooperate with the relevant governmental authorities in regard to this matter.

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

The Company had $7.0 million of commitments to extend credit relating to loans at December 31, 2014. The Company evaluates each customer's creditworthiness on a case-by-case basis.

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

The Company estimates its liabilities for guaranty association assessments by using the latest information available from the National Organization of Life and Health Insurance Guaranty Associations.  The Company monitors and revises its estimates for assessments as additional information becomes available which could result in changes to the estimated liabilities.  As of December 31, 2014 and 2013, liabilities for guaranty association assessments totaled $0.3 million and $1.0 million, respectively. Other operating expenses related to state guaranty association assessments were minimal for the years ended December 31, 2014, and 2013. Guaranty association assessment expense for the year ended December 31, 2012 was approximately $1.9 million as a result of an assessment from the State of California Life and Health Insurance Guarantee Association for the final costs associated with the Executive Life insolvency.

(D)  Leases

The Company leases various computers and other office related equipment under operating leases. Rental expenses for these leases were $0.1 million, $0.4 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company's future annual lease obligations as of December 31, 2014 are in the table below (in thousands).

2015	$214
2016 and thereafter	880

Total	$1,094

(E)  Compensation Plan

Effective January 1, 2006, the Company implemented a nonqualified deferred compensation plan to provide incentive bonuses to eligible agents.  Agents qualify for participation by meeting certain sales goals each year.  Company contributions are subject to a vesting schedule based on the agents’ years of qualification in the plan.  The Company expects that it will terminate the plan in 2015, pay out approximately $1.8 million of vested balances as of December 31, 2014, and recover nonvested amounts of approximately $1.2 million.

(10)  STOCKHOLDERS' EQUITY

(A)  Changes in Common Stock Shares Outstanding

Details of changes in shares of common stock outstanding are provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Common stock shares outstanding:
Shares outstanding at beginning of year	3,635	3,635	3,635
Shares exercised under stock option plan	1	—	—

Shares outstanding at end of year	3,636	3,635	3,635

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Dividend Restrictions

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2015 is $118.2 million.

On August 22, 2014, the Board of Directors of the Company declared a cash dividend to stockholders on record as of October 31, 2014 and payable December 4, 2014.  The dividends approved were $0.36 per common share to Class A stockholders and $0.18 per common share to Class B stockholders.  A dividend in the same amounts per share on Class A and Class B shares was declared in August and paid in December of 2013.

(C)  Regulatory Capital Requirements

The Colorado Division of Insurance imposes minimum risk-based capital requirements on insurance companies that were developed by the National Association of Insurance Commissioners ("NAIC").  The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to statutory financial balances or various levels of activity based on the perceived degree of risk.  Regulatory compliance is determined by a ratio of the Company's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC.  Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action.  The Company's current authorized control level RBC of $72.4 million is significantly below its total adjusted capital of $1.3 billion.

(D)  Share-Based Payments

The Company has a stock and incentive plan ("1995 Plan") which provides for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and (4) performance awards. The Company has issued only nonqualified stock options under the 1995 Plan. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights or other awards were allowed to be granted, could not exceed 300,000. All shares under the 1995 Plan have been issued. Effective June 20, 2008, the Company’s shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the current fair value method to measure compensation cost. As of December 31, 2014, the liability balance was $9.3 million versus $5.9 million as of December 31, 2013. A summary of shares available for grant and stock option activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted-Average Exercise Price
Stock Options:
Balance at January 1, 2014	291,000	36,668	$229.24
Exercised	—	(6,400)	$165.64
Forfeited	—	(500)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at December 31, 2014	291,000	29,768	$242.48

	Stock Appreciation Rights Outstanding
	Awards	Weighted-Average Exercise Price

Balance at January 1, 2014	99,461	$156.93
Exercised	(3,425)	$119.87
Forfeited	(3,850)	$171.27
Granted	—	$—

Balance at December 31, 2014	92,186	$157.71

The total intrinsic value of options exercised was $1.1 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The total share-based liabilities paid were $1.1 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the total cash received by the Company from the exercise of options under the Plan was $0.2 million and $0.0 million. The total fair value of shares vested during the years ended December 31, 2014 and 2013 was $1.1 million and $0.7 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options and SARs outstanding at December 31, 2014.

	Options and SARs Outstanding
	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$255.13 (options)	21,768	3.3 years	17,415
$208.05 (options)	8,000	3.5 years	8,000
$236.00 (SARs)	250	3.6 years	200
$114.64 (SARs)	25,918	4.1 years	17,161
$132.56 (SARs)	30,518	7.0 years	8,904
$210.22 (SARs)	35,500	9.0 years	1,800

Totals	121,954		53,480

Aggregate intrinsic value
(in thousands)	$11,079		$4,812

The aggregate intrinsic value in the table above is based on the closing stock price of $269.25 per share on December 31, 2014.

In estimating the fair value of the options/SARs outstanding at December 31, the Company employed the Black-Scholes option pricing model with assumptions as detailed below.

	December 31, 2014	December 31, 2013

Expected term of options	3.3 to 9.0 years	0 to 10 years
Expected volatility:
Range	19.67% to 37.75%	21.03% to 42.71%
Weighted-average	22.91%	30.50%
Expected dividend yield	0.13%	0.16%
Risk-free rate:
Range	0.13% to 1.62%	0.12% to 3.93%
Weighted-average	0.56%	2.10%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise. Volatility is based on the Company’s historical volatility over the expected term.

The pre-tax compensation expense/(benefit) recognized in the financial statements related to the two Plans was $4.4 million, $5.7 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The related tax (benefit)/expense recognized was $(1.5) million, $(2.0) million and $(0.4) million for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, the total pre-tax compensation expense related to nonvested options not yet recognized was $2.3 million, $3.7 million and $1.7 million, respectively.  This amount is expected to be recognized over a weighted-average period of 2.3 years.  The Company recognizes compensation cost over the graded vesting periods.

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

	Years Ended December 31,
	2014		2013		2012
	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)
Numerator for Basic and Diluted Earnings Per Share:
Net income	$105,588		96,247		92,558
Dividends – Class A shares	(1,237)		(1,237)		(1,237)
Dividends – Class B shares	(36)		(36)		(36)

Undistributed income	$104,315		94,974		91,285

Allocation of net income:
Dividends	$1,237	36	1,237	36	1,237	36
Allocation of undistributed income	101,365	2,950	92,287	2,687	88,703	2,582

Net income	$102,602	2,986	93,524	2,723	89,940	2,618

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200	3,435	200
Effect of dilutive stock options	1	—	4	—	—	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,439	200	3,435	200

Basic earnings per share	$29.87	14.93	27.23	13.61	26.19	13.09

Diluted earnings per share	$29.85	14.93	27.19	13.61	26.19	13.09

Stock options that were outstanding during the years ended December 31, 2014 and 2013, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 22,200 and 27,400 respectively.

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

This guidance affects the Company's reporting presentation of certain items such as foreign currency translation adjustments, unrealized gains and losses on investment securities, and pension liabilities.  These items are reflected as components of other comprehensive income (loss), as reported in the accompanying consolidated financial statements.  Components of other comprehensive income (loss) for 2014, 2013 and 2012 and the related tax effect are detailed below.

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2014:
Unrealized gains on securities, net of effects of deferred costs of $(10,927)
Net unrealized holding gains (losses) arising during the period	$19,287	(6,751)	12,536
Unrealized liquidity losses	40	(14)	26
Reclassification adjustment for net gains included in net earnings	(7,693)	2,693	(5,000)
Amortization of net unrealized gains (losses) and related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	11,634	(4,072)	7,562

Foreign currency translation adjustments	(913)	357	(556)
Pension liability adjustment	(5,077)	1,777	(3,300)

Other comprehensive income	$5,644	(1,938)	3,706

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2013:
Unrealized gains on securities, net of effects of deferred costs of $70,870:
Net unrealized holding gains (losses) arising during the period	$(64,951)	22,733	(42,218)
Unrealized liquidity losses	512	(179)	333
Reclassification adjustment for net gains included in net earnings	(4,709)	1,648	(3,061)
Amortization of net unrealized gains (losses) related to transferred securities	—	—	—

Net unrealized gains (losses) on securities	(69,148)	24,202	(44,946)

Foreign currency translation adjustments	246	406	652
Pension liability adjustment	8,592	(3,004)	5,588

Other comprehensive income	$(60,310)	21,604	(38,706)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amounts Before Taxes	Tax (Expense)Benefit	Amounts Net of Taxes
	(In thousands)

2012:
Unrealized gains on securities, net of effects of deferred costs of $30,677:
Net unrealized holding gains (losses) arising during the period	$41,863	(14,652)	27,211
Unrealized liquidity losses	2,011	(704)	1,307
Reclassification adjustment for net gains included in net earnings	(6,929)	2,425	(4,504)
Amortization of net unrealized gains (losses) related to transferred securities	227	(79)	148

Net unrealized gains (losses) on securities	37,172	(13,010)	24,162

Foreign currency translation adjustments	64	157	221
Pension liability adjustment	(1,183)	410	(773)

Other comprehensive income	$36,053	(12,443)	23,610

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of segment information, prepared in accordance with GAAP guidance, is provided below.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)
2014:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$64,279	245,353	653,053	—	962,685
Total segment assets	746,051	1,250,629	8,933,274	257,568	11,187,522
Future policy benefits	648,865	953,076	7,920,582	—	9,522,523
Other policyholder liabilities	12,159	11,898	115,165	—	139,222

Condensed Income Statements:
Premiums and contract charges	$28,801	118,838	22,476	—	170,115
Net investment income	34,695	51,539	398,163	21,033	505,430
Other revenues	55	372	68	21,135	21,630

Total revenues	63,551	170,749	420,707	42,168	697,175

Life and other policy benefits	11,856	24,034	18,405	—	54,295
Amortization of deferred policy acquisition costs	6,913	21,807	86,434	—	115,154
Universal life and annuity contract interest	27,050	46,255	224,954	—	298,259
Other operating expenses	13,547	23,449	27,015	19,540	83,551
Federal income taxes (benefit)	1,373	18,112	20,964	7,424	47,873
Total expenses	60,739	133,657	377,772	26,964	599,132

Segment earnings (loss)	$2,812	37,092	42,935	15,204	98,043

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2013:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$53,540	240,468	661,268	—	955,276
Total segment assets	610,570	1,200,347	8,586,871	260,007	10,657,795
Future policy benefits	535,710	913,339	7,676,085	—	9,125,134
Other policyholder liabilities	11,450	14,618	116,519	—	142,587

Condensed Income Statements:
Premiums and contract charges	$29,567	117,668	20,231	—	167,466
Net investment income	33,818	63,504	543,077	20,033	660,432
Other revenues	29	299	45	23,343	23,716

Total revenues	63,414	181,471	563,353	43,376	851,614

Life and other policy benefits	11,660	25,706	22,684	—	60,050
Amortization of deferred policy acquisition costs	6,738	18,946	82,549	—	108,233
Universal life and annuity contract interest	26,427	58,757	369,410	—	454,594
Other operating expenses	15,515	25,624	33,325	21,229	95,693
Federal income taxes (benefit)	980	16,720	17,660	7,062	42,422
Total expenses	61,320	145,753	525,628	28,291	760,992

Segment earnings (loss)	$2,094	35,718	37,725	15,085	90,622

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

2012:
Selected Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$40,810	226,899	590,532	—	858,241
Total segment assets	463,569	1,105,862	8,269,445	242,404	10,081,280
Future policy benefits	398,202	846,028	7,324,624	—	8,568,854
Other policyholder liabilities	10,468	13,074	125,019	—	148,561

Condensed Income Statements:
Premiums and contract charges	$31,143	114,605	22,196	—	167,944
Net investment income	21,194	43,469	375,431	19,954	460,048
Other revenues	62	485	80	22,843	23,470

Total revenues	52,399	158,559	397,707	42,797	651,462

Life and other policy benefits	10,633	20,877	20,332	—	51,842
Amortization of deferred policy acquisition costs	7,461	18,103	96,358	—	121,922
Universal life and annuity contract interest	17,507	39,639	205,193	—	262,339
Other operating expenses	14,895	26,007	25,456	21,620	87,978
Federal income taxes (benefit)	648	18,377	17,162	7,216	43,403
Total expenses	51,144	123,003	364,501	28,836	567,484

Segment earnings (loss)	$1,255	35,556	33,206	13,961	83,978

Reconciliations of segment information to the Company's consolidated financial statements are provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Premiums and Other Revenue:
Premiums and contract charges	$170,115	167,466	167,944
Net investment income	505,430	660,432	460,048
Other revenues	21,630	23,716	23,470
Realized gains (losses) on investments	11,605	8,653	13,200

Total consolidated premiums and other revenue	$708,780	860,267	664,662

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$47,873	42,422	43,403
Taxes on realized gains (losses) on investments	4,060	3,028	4,620

Total taxes on consolidated net earnings	$51,933	45,450	48,023

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net Earnings:
Total segment earnings	$98,043	90,622	83,978
Realized gains (losses) on investments, net of taxes	7,545	5,625	8,580

Total consolidated net earnings	$105,588	96,247	92,558

	December 31,
	2014	2013	2012
	(In thousands)

Assets:
Total segment assets	$11,187,522	10,657,795	10,081,280
Other unallocated assets	164,370	172,621	182,578

Total consolidated assets	$11,351,892	10,830,416	10,263,858

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(B)  Geographic Information

A significant portion of the Company's premiums and contract revenues are from countries other than the United States. Premiums and contract revenues detailed by country are provided below.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)

United States	$65,078	64,267	67,924
Brazil	38,563	38,205	38,605
Venezuela	14,931	14,017	12,223
Taiwan	14,166	14,047	13,958
Peru	10,327	9,366	8,691
Argentina	9,324	9,102	9,818
Other foreign countries	36,775	37,203	36,509

Revenues, excluding reinsurance premiums	189,164	186,207	187,728
Reinsurance premiums	(19,049)	(18,741)	(19,784)

Total premiums and contract revenues	$170,115	167,466	167,944

Premiums and contract revenues are attributed to countries based on the location of the policyholder. The Company has no significant assets, other than financial instruments, located in countries other than the United States.

(C)  Major Agency Relationships

A portion exceeding 10% of the Company's annuity sales was sold through one of its top independent marketing agencies in recent years. Business from this top agency accounted for approximately 16% of annuity sales in 2014.

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

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,711,377	—	2,711,377	—
Equity securities, available for sale	17,303	16,862	441	—
Derivatives, index options	114,287	—	—	114,287

Total assets	$2,842,967	16,862	2,711,818	114,287

Policyholder account balances (a)	$133,236	—		133,236
Other liabilities (b)	9,256	—	—	9,256

Total liabilities	$142,492	—	—	142,492

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Debt securities, available for sale	$2,636,666	—	2,636,666	—
Equity securities, available for sale	14,878	13,802	1,076	—
Derivatives, index options	169,314	—	—	169,314

Total assets	$2,820,858	13,802	2,637,742	169,314

Policyholder account balances (a)	$187,399	—	—	187,399
Other liabilities (b)	5,939	—	—	5,939

Total liabilities	$193,338	—	—	193,338

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

	Twelve Months Ended December 31, 2014
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	68,616	68,616	73,851
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	73,937	73,937	73,937
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(197,580)	(197,580)	(198,634)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	114,287	114,287	142,492

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	40,350	40,350	—
Benefits and expenses	—	—	—	—	44,722

Total	$—	—	40,350	40,350	44,722

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended December 31, 2013
	Debt Securities, Available For Sale	Equity Securities, Available For Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2013	$—	—	—	—	2,718
Total realized and unrealized gains (losses):
Included in net income	—	—	—	—	5,725
Included in other comprehensive income (loss)	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	—	—	—
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	—	—	(2,504)
Transfers into (out of) Level 3	—	—	169,314	169,314	187,399

Balance at end of period	$—	—	169,314	169,314	193,338

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	107,897	107,897	5,725
Benefits and expenses	—	—	—	—	—

Total	$—	—	107,897	107,897	5,725

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

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$114,287	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$114,287

Policyholder account balances	$133,236	Deterministic cash flow model	Projected option cost
Other liabilities	9,256	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$142,492

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$169,314	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$169,314

Policyholder account balances	$187,399	Deterministic cash flow model	Projected option cost
Other liabilities	$5,939	Black Scholes	Expected term
			Forfeiture assumptions

Total liabilities	$193,338

Realized gains (losses) on Level 3 assets are reported in the consolidated statements of earnings as net investment gains (losses) with liabilities reported as expenses. Unrealized gains (losses) on debt and equity securities are reported as other comprehensive income (loss) within stockholders’ equity.

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

Cash and cash equivalents.  The carrying amounts reported in the balance sheet for these instruments approximate their fair values due to the relatively short time between the purchase of the instrument and its expected repayment or maturity.

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

Policy Loans.  Policy loans with fixed interest rates are classified within Level 3. The estimated fair values for these loans are determined using a discounted cash flow model applied to groups of similar policy loans determined by the nature of the underlying insurance liabilities. Cash flow estimates are developed by applying a weighted-average interest rate to the outstanding principal balance of the respective group of policy loans and an estimated average maturity. These cash flows are discounted using current risk-free interest rates with no adjustment for borrower credit risk as these loans are collateralized by the cash surrender value of the underlying insurance policy.

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

Life interest in Libbie Shearn Moody Trust.  The fair value of the life interest was estimated based on assumptions as to future distributions from the Trust over the life expectancy of Mr. Robert L. Moody, Chairman of the Board and Chief Executive Officer. These estimated cash flows were discounted at a rate consistent with uncertainties relating to the amount and timing of future cash distributions subject to the maximum amount to be received from insurance proceeds in the event of Mr. Moody's death. The carrying value or cost basis of the life interest asset was amortized ratably over the expected life of Mr. Moody.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Fixed maturities, available for sale:
Priced by third-party vendors	$2,711,377	—	2,711,377	—
Priced internally	—	—	—	—
Subtotal	2,711,377	—	2,711,377	—

Equity securities, available for sale:
Priced by third-party vendors	17,303	16,862	441	—
Priced internally	—	—	—	—
Subtotal	17,303	16,862	441	—

Derivatives, index options:
Priced by third-party vendors	114,287	—	—	114,287
Priced internally	—	—	—	—
Subtotal	114,287	—	—	114,287

Total	$2,842,967	16,862	2,711,818	114,287

Percent of total	100.0%	0.6%	95.4%	4.0%

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,841,543	7,175,443	—	7,175,443	—
Securities available for sale	2,728,680	2,728,680	16,862	2,711,818	—

Cash and cash equivalents	277,078	277,078	277,078	—	—
Mortgage loans	149,503	156,548	—	—	156,548
Policy loans	63,645	111,040	—	—	111,040
Other loans	2,171	2,300	—	—	2,300
Derivatives, index options	114,287	114,287	—	—	114,287
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,546,504	7,178,535	—	—	7,178,535
Immediate annuity and supplemental contracts	446,458	474,843	—	—	474,843

	December 31, 2013
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,510,320	6,656,144	—	6,656,144	—
Securities available for sale	2,651,544	2,651,544	13,802	2,637,742	—

Cash and cash equivalents	120,859	120,859	120,859	—	—
Mortgage loans	132,765	138,159	—	—	138,159
Policy loans	65,969	98,010	—	—	98,010
Other loans	2,986	3,143	—	—	3,143
Derivatives, index options	169,314	169,314	—	—	169,314
Life interest in Libbie Shearn Moody Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,288,861	6,941,902	—	—	6,941,902
Immediate annuity and supplemental contracts	463,276	483,690	—	—	483,690

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the fair value of derivative instruments.

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$114,287

Fixed-indexed products			Universal Life and Annuity Contracts	$133,236

Total		$114,287		$133,236

	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments
Equity index options	Derivatives, Index Options	$169,314

Fixed-indexed products			Universal Life and Annuity Contracts	$187,399

Total		$169,314		$187,399

The table below presents the effect of derivative instruments in the consolidated statements of earnings for the years ended December 31, 2014 and 2013.

		Amount of Gain or (Loss) Recognized In Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	2014	2013	2012
		(In thousands)

Equity index options	Net investment income	$68,616	225,899	27,147

Fixed-indexed products	Universal life and annuity contract interest	(69,480)	(229,404)	(28,852)

		$(864)	(3,505)	(1,705)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  RELATED PARTY TRANSACTIONS

Robert L. Moody, Jr. ("Mr. Moody, Jr.") is the son of Robert L. Moody, the Company's Chairman and Chief Executive Officer, the stepson of Ann M. Moody who serves as a director of National Western, and is the brother of Ross R. Moody, the Company's President and Chief Operating Officer, and of Russell S. Moody and Frances A. Moody-Dahlberg who serve as directors of National Western. Frances A. Moody-Dahlberg is also an employee of the Company.

Mr. Moody, Jr. wholly owns an insurance marketing organization that maintains agency contracts with National Western pursuant to which agency commissions are paid in accordance with the Company's standard commission schedules. Mr. Moody, Jr. also maintains an independent agent contract with National Western for policies personally sold under which commissions are paid in accordance with standard commission schedules. In 2014, commissions paid under these agency contracts aggregated approximately $426,445.  In his capacity as an insurance marketing organization with the Company, Mr. Moody, Jr. also received fees of $48,000 in 2014 under a marketing consultant agreement.

Mr. Moody, Jr. further serves as the agent of record for several of the Company's benefit plans including the self-insured health plan for which Mr. Moody, Jr. provides utilization review services through a wholly-owned utilization review company.  In 2014, amounts paid to Mr. Moody, Jr. as commissions and service fees pertaining to the Company's benefit plans approximated $89,253.

Mr. Moody, Jr. is an Advisory Director of a wholly owned subsidiary of the Company.  As an Advisory Director, Mr. Moody, Jr. received director fees and other perquisites during 2014 of $50,681.

During 2014, management fees totaling $819,085 were paid to Regent Management Services, Limited Partnership ("RMS") for services provided to downstream nursing home subsidiaries of National Western.  RMS is 1% owned by general partner RCC Management Services, Inc. ("RCC"), and 99% owned by limited partner, Three R Trusts.  RCC is 100% owned by the Three R Trusts.  The Three R Trusts are four Texas trusts for the benefit of the children of Robert L. Moody (Robert L. Moody, Jr., Ross R. Moody, Russell S. Moody, and Frances A. Moody-Dahlberg).  Charles D. Milos, Senior Vice President-Mortgage Loans and Real Estate, and a director of the Company, is a director and President of RCC.

The Company holds a common stock investment totaling approximately 6.8% of the issued and outstanding shares of Moody Bancshares, Inc. at December 31, 2014.  Moody Bancshares, Inc. owns 100% of the outstanding shares of Moody Bank Holding Company, Inc., which owns approximately 98% of the outstanding shares of The Moody National Bank of Galveston ("MNB"). The Company utilizes MNB for certain bank custodian services as well as for certain administrative services with respect to the Company's defined benefit and contribution plans.  During 2014, fees totaling $663,132 were paid to MNB with respect to these services. Effective November 1, 2011, the Company amended a 36 month sublease on one of the Company’s leased office locations for $6,363 per month with Moody National Bank. The sublease with Moody National Bank expires April 30, 2015 and will not be renewed.  Robert L. Moody, the Company’s Chairman and Chief Executive Officer, serves as Chairman of the Board and Chief Executive Officer of MNB. The ultimate controlling person of MNB is the Three R Trusts.

During 2014, the Company paid American National Insurance Company (“ANICO”) $265,602 in premiums for certain company sponsored benefit plans and $1,800,770 in reimbursements for claim costs for which ANICO provides third party administrative services. ANICO paid the Company $1,875,873 in premiums for its company sponsored benefit plans. The Company maintains an investment agreement with American National Registered Investment Advisory, Inc., a subsidiary of ANICO, under which $42,164 was paid for services. Robert L. Moody, the Company’s Chairman and Chief Executive Officer is also ANICO’s Chairman and Chief Executive Officer. The Company executed a 2 year agreement in April, 2014 with ANICO for a disaster recovery site with total incurred expenses of $12,197 during 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations for 2014 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2014:
Revenues	$158,003	206,841	159,620	184,315

Earnings (loss)	$19,826	29,183	28,466	28,113

Basic earnings (loss) per share:
Class A	$5.61	8.26	8.05	7.95
Class B	$2.80	4.13	4.03	3.98

Diluted earnings (loss) per share:
Class A	$5.61	8.25	8.05	7.94
Class B	$2.80	4.13	4.03	3.98

Quarterly results of operations for 2013 are summarized as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data)

2013:
Revenues	$231,032	182,859	188,192	258,184

Earnings (loss)	$16,632	26,991	24,782	27,842

Basic earnings (loss) per share:
Class A	$4.71	7.64	7.01	7.88
Class B	$2.35	3.82	3.51	3.94

Diluted earnings (loss) per share:
Class A	$4.70	7.62	7.00	7.87
Class B	$2.35	3.82	3.51	3.94

(18)  SUBSEQUENT EVENTS

Subsequent events have been evaluated and no reportable items were identified.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES SCHEDULE I SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2014 (In thousands)
Type of Investment	(1) Cost	Fair Value	Balance Sheet Amount
Fixed maturity bonds:
Securities held to maturity:
United States government and government agencies and authorities	$11,981	13,095	11,981
States, municipalities, and political subdivisions	432,186	463,267	432,186
Foreign governments	—	—	—
Public utilities	978,847	1,045,926	978,847
Corporate	3,754,222	3,919,281	3,754,222
Mortgage-backed	1,640,582	1,705,144	1,640,582
Asset-backed	23,725	28,730	23,725
Total securities held to maturity	6,841,543	7,175,443	6,841,543

Securities available for sale:
United States government and government agencies and authorities	—	—	—
States, municipalities, and political subdivisions	589	553	553
Foreign governments	9,939	10,325	10,325
Public utilities	169,179	179,216	179,216
Corporate	2,334,700	2,454,019	2,454,019
Mortgage-backed	48,674	52,790	52,790
Asset-backed	14,194	14,474	14,474
Total securities available for sale	2,577,275	2,711,377	2,711,377
Total fixed maturity bonds	9,418,818	9,886,820	9,552,920

Equity securities:
Securities available for sale:
Common stocks:
Public utilities	755	1,343	1,343
Banks, trust and insurance companies	1,379	2,475	2,475
Corporate	3,549	6,064	6,064
Preferred stocks	7,116	7,421	7,421
Total equity securities	12,799	17,303	17,303

Derivatives, index options	114,287	—	114,287
Mortgage loans	149,503	—	149,503
Policy loans	63,645	—	63,645
Other long-term investments (2)	28,774	—	28,774
Total investments other than investments in related parties	$356,209	—	356,209

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

See accompanying report of Independent Registered Public Accounting Firm.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	Reductions	Transfers	Balance at End of Period

Valuation accounts deducted from applicable assets:

Allowance for possible losses on mortgage loans:

December 31, 2014	$650	—	—	—	650

December 31, 2013	$650	—	—	—	650

December 31, 2012	$4,571	650	(4,571)	—	650

Allowance for possible losses on real estate:

December 31, 2014	$1,735	—	(106)	—	1,629

December 31, 2013	$1,813	—	(78)	—	1,735

December 31, 2012	$1,758	55	—	—	1,813

Notes:
(1) Amounts were recorded to realized (gains) losses on investments.

See accompanying report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	March 13, 2015	/S/Robert L. Moody
By: Robert L. Moody, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/S/Robert L. Moody	Chairman of the Board and	March 13, 2015
Robert L. Moody	Chief Executive Officer, and Director
(Principal Executive Officer)

/S/Ross R. Moody	President and Chief Operating Officer, and Director	March 13, 2015
Ross R. Moody

/S/Brian M. Pribyl	Senior Vice President - Chief Financial	March 13, 2015
Brian M. Pribyl	Officer, and Treasurer
(Principal Financial Officer)

/S/Bruce E. Wood	Vice President, Controller & Assistant Treasurer	March 13, 2015
Bruce E. Wood	(Principal Accounting Officer)

/S/Stephen E. Glasgow	Director	March 13, 2015
Stephen E. Glasgow

/S/E. Douglas McLeod	Director	March 13, 2015
E. Douglas McLeod

/S/Charles D. Milos	Director	March 13, 2015
Charles D. Milos

/S/Ann M. Moody	Director	March 13, 2015
Ann M. Moody

/S/Frances A. Moody-Dahlberg	Director	March 13, 2015
Frances A. Moody-Dahlberg

/S/Russell S. Moody	Director	March 13, 2015
Russell S. Moody

/S/Louis E. Pauls, Jr.	Director	March 13, 2015
Louis E. Pauls, Jr.

/S/E.J. Pederson	Director	March 13, 2015
E.J. Pederson