Form 10-Q
period 2015-03-31
NATIONAL WESTERN LIFE INSURANCE CO
filed 2015-05-08
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of May 7, 2015, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	March 31, 2015	December 31, 2014

Investments:
Securities held to maturity, at amortized cost (fair value: $7,470,133 and $7,175,443)	$7,042,233	6,841,543
Securities available for sale, at fair value (cost: $2,687,568 and $2,590,074)	2,854,690	2,728,680
Mortgage loans, net of allowance for possible losses ($650 and $650)	143,918	149,503
Policy loans	63,877	63,645
Derivatives, index options	95,987	114,287
Other long-term investments	29,030	28,774
Short-term investments	14,989	—

Total investments	10,244,724	9,926,432

Cash and cash equivalents	71,104	277,078
Deferred policy acquisition costs	792,992	802,919
Deferred sales inducements	152,352	159,766
Accrued investment income	101,545	96,127
Federal income tax receivable	—	—
Other assets	99,286	89,570

Total assets	$11,462,003	11,351,892

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2015	December 31, 2014

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,404,339	9,384,297
Traditional life reserves	137,928	138,225
Other policyholder liabilities	153,389	139,222
Deferred Federal income tax liability	44,987	31,675
Federal income tax payable	42	3,336
Other liabilities	134,666	98,817

Total liabilities	9,875,351	9,795,572

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2015 and 2014	3,436	3,436
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2015 and 2014	200	200
Additional paid-in capital	38,116	38,116
Accumulated other comprehensive income	50,792	41,786
Retained earnings	1,494,108	1,472,782

Total stockholders’ equity	1,586,652	1,556,320

Total liabilities and stockholders' equity	$11,462,003	11,351,892

Note:  The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014

Premiums and other revenues:
Universal life and annuity contract charges	$37,313	38,005
Traditional life premiums	4,347	4,271
Net investment income	99,923	108,451
Other revenues	5,329	5,763
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	160	(32)
Portion of OTTI (gains) losses recognized in other comprehensive income	(160)	(3)
Net OTTI losses recognized in earnings	—	(35)
Other net investment gains (losses)	978	1,548
Total net realized investment gains (losses)	978	1,513

Total revenues	147,890	158,003

Benefits and expenses:
Life and other policy benefits	19,266	12,963
Amortization of deferred policy acquisition costs	27,652	28,579
Universal life and annuity contract interest	49,039	62,936
Other operating expenses	20,510	23,463

Total benefits and expenses	116,467	127,941

Earnings before Federal income taxes	31,423	30,062

Federal income taxes	10,097	10,236

Net earnings	$21,326	19,826

Basic earnings per share:
Class A	$6.03	$5.61
Class B	$3.02	$2.80

Diluted earnings per share:
Class A	$6.03	$5.61
Class B	$3.02	$2.80

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Net earnings	$21,326	19,826

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	9,372	11,002
Net unrealized liquidity gains (losses)	61	23
Reclassification adjustment for net amounts included in net earnings	(165)	(425)

Net unrealized gains (losses) on securities	9,268	10,600

Foreign currency translation adjustments	41	(511)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(303)	(176)

Other comprehensive income (loss)	9,006	9,913

Comprehensive income (loss)	$30,332	29,739

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Common stock:
Balance at beginning of period	$3,636	3,635
Shares exercised under stock option plan	—	—

Balance at end of period	3,636	3,635

Additional paid-in capital:
Balance at beginning of period	38,116	37,767
Shares exercised under stock option plan	—	—

Balance at end of period	38,116	37,767

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	54,229	46,693
Change in unrealized gains (losses) during period, net of tax	9,207	10,578

Balance at end of period	63,436	57,271

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,262)	(1,287)
Amortization	104	57
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(43)	(35)

Balance at end of period	(1,201)	(1,265)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	(1)
Recoveries, net of tax	—	2

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued)
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Foreign currency translation adjustments:
Balance at beginning of period	2,685	3,241
Change in translation adjustments during period	41	(511)

Balance at end of period	2,726	2,730

Benefit plan liability adjustment:
Balance at beginning of period	(13,865)	(10,565)
Amortization of net prior service cost and net loss, net of tax	(303)	(176)

Balance at end of period	(14,168)	(10,741)

Accumulated other comprehensive income at end of period	50,792	47,994

Retained earnings:
Balance at beginning of period	1,472,782	1,368,466
Net earnings	21,326	19,826
Stockholder dividends	—	—

Balance at end of period	1,494,108	1,388,292

Total stockholders' equity	$1,586,652	$1,477,688

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Cash flows from operating activities:
Net earnings	$21,326	19,826
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	49,039	62,936
Surrender charges and other policy revenues	(3,894)	(4,148)
Realized (gains) losses on investments	(978)	(1,513)
Accretion/amortization of discounts and premiums, investments	(4)	(216)
Depreciation and amortization	841	883
(Increase) decrease in value of derivatives	8,287	(548)
(Increase) decrease in deferred policy acquisition and sales inducement costs	2,919	2,344
(Increase) decrease in accrued investment income	(5,418)	(3,197)
(Increase) decrease in other assets	(7,227)	(1,515)
Increase (decrease) in liabilities for future policy benefits	(129)	(648)
Increase (decrease) in other policyholder liabilities	14,168	1,151
Increase (decrease) in Federal income taxes liability	(3,294)	(11,853)
Increase (decrease) in deferred Federal income tax	8,327	9,715
Increase (decrease) in other liabilities	6,804	(213)
Other, net	—	1

Net cash provided by operating activities	90,767	73,005

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	5,752	2,042
Other investments	—	579
Proceeds from maturities and redemptions of:
Securities held to maturity	101,444	134,670
Securities available for sale	48,565	53,872
Derivatives, index options	26,450	54,133
Purchases of:
Securities held to maturity	(271,797)	(212,725)
Securities available for sale	(152,742)	(57,141)
Derivatives, index options	(19,166)	(15,507)
Other investments	(421)	(164)
Net change in short-term investments	(14,989)	—

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Three Months Ended March 31, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Principal payments on mortgage loans	6,907	5,845
Cost of mortgage loans acquired	(1,281)	(1,537)
Decrease (increase) in policy loans	(232)	825
Other, net	—	—

Net cash used in investing activities	(271,510)	(35,108)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	202,472	199,563
Return of account balances on universal life and annuity contracts	(227,744)	(224,969)

Net cash provided by (used in) financing activities	(25,272)	(25,406)

Effect of foreign exchange	41	(511)

Net increase (decrease) in cash and short-term investments	(205,974)	11,980
Cash and short-term investments at beginning of period	277,078	120,859

Cash and short-term investments at end of period	$71,104	$132,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$10	10
Income taxes	$5,247	11,918

Noncash operating activities:
Deferral of sales inducements	$(4,680)	(3,450)

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of March 31, 2015, and the results of its operations and its cash flows for the for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and are accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2015	2014
	(In thousands)

Other net investment gains (losses)	$254	689
Net OTTI losses recognized in earnings	—	(35)
Earnings before Federal income taxes	254	654
Federal income taxes	89	229

Net earnings	$165	425

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants ("AICPA"), and the SEC are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

(3)	STOCKHOLDERS' EQUITY

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2015 is $118.2 million. The Company did not declare or pay cash dividends on its common stocks during the three months ended March 31, 2015 and 2014.

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

	Three Months Ended March 31,
	2015		2014
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$21,326		19,826
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$21,326		19,826

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	20,723	603	19,265	561

Net income	$20,723	603	19,265	561

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200
Effect of dilutive stock options	2	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,438	200	3,437	200

Basic Earnings Per Share	$6.03	3.02	5.61	2.80

Diluted Earnings Per Share	$6.03	3.02	5.61	2.80

Stock options that were outstanding during the three months ended March 31, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 21,800 and 22,400, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(5)	PENSION AND OTHER POSTRETIREMENT PLANS

(A)	Defined Benefit Pension Plans

The Company sponsors a qualified defined benefit pension plan covering employees enrolled prior to 2008. The plan provides benefits based on the participants' years of service and compensation. The Company makes annual contributions to the plan that complies with the minimum funding provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). On October 19, 2007, the Company's Board of Directors approved an amendment to freeze the Pension Plan as of December 31, 2007. The freeze ceased future benefit accruals to all participants and closed the plan to any new participants. In addition, all participants became immediately 100% vested in their accrued benefits as of that date. Going forward, future pension expense is projected to be minimal. Fair values of plan assets and liabilities are measured as of the prior December 31 for each respective year. The following table summarizes the components of net periodic benefit cost.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Service cost	$51	42
Interest cost	246	240
Expected return on plan assets	(330)	(320)
Amortization of prior service cost	1	1
Amortization of net loss	196	105

Net periodic benefit cost	$164	68

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2015 plan year is $0.0 million. The Company had no remaining contribution payable for the 2014 plan year as of March 31, 2015. As of March 31, 2015, the Company had contributed a total of $0.0 million to the plan for the 2015 plan years.

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

Effective July 1, 2005, the Company established a second nonqualified defined benefit plan for the benefit of the Chairman and the President of the Company. This plan is intended to provide for post-2004 benefit accruals that mirror and supplement the pre-2005 benefit accruals under the previously discussed nonqualified defined benefit plan, while complying with the requirements of the Act.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President's nonqualified defined benefit plans.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Service cost	$64	73
Interest cost	219	251
Amortization of prior service cost	15	15
Amortization of net loss	378	323

Net periodic benefit cost	$676	662

The Company expects to contribute $2.0 million to these plans in 2015.  As of March 31, 2015, the Company has contributed $0.4 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Interest cost	$32	28
Amortization of prior service cost	26	26
Amortization of net loss	15	(1)

Net periodic benefit cost	$73	53

The Company expects to contribute minimal amounts to the plan in 2015.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended March 31, 2015 and March 31, 2014 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

March 31, 2015
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$65,368	249,736	630,240	—	945,344
Total segment assets	783,839	1,246,906	8,988,348	259,212	11,278,305
Future policy benefits	675,837	949,876	7,916,554	—	9,542,267
Other policyholder liabilities	13,661	17,777	121,951	—	153,389

Three Months Ended
March 31, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$6,487	30,333	4,840	—	41,660
Net investment income	7,165	8,614	79,236	4,908	99,923
Other revenues	16	86	15	5,212	5,329

Total revenues	13,668	39,033	84,091	10,120	146,912

Life and other policy benefits	5,113	6,205	7,948	—	19,266
Amortization of deferred acquisition costs	3,181	(650)	25,121	—	27,652
Universal life and annuity contract interest	4,939	7,130	36,970	—	49,039
Other operating expenses	3,715	5,922	6,178	4,695	20,510
Federal income taxes (benefit)	(1,051)	6,545	2,523	1,738	9,755

Total expenses	15,897	25,152	78,740	6,433	126,222

Segment earnings (loss)	$(2,229)	13,881	5,351	3,687	20,690

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$41,660	42,276
Net investment income	99,923	108,451
Other revenues	5,329	5,763
Realized gains (losses) on investments	978	1,513

Total condensed consolidated premiums and other revenues	$147,890	158,003

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$9,755	9,706
Taxes on realized gains (losses) on investments	342	530

Total condensed consolidated Federal income taxes	$10,097	10,236

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net Earnings:
Total segment earnings	$20,690	18,843
Realized gains (losses) on investments, net of taxes	636	983

Total condensed consolidated net earnings	$21,326	19,826

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31,
	2015	2014
	(In thousands)

Assets:
Total segment assets	$11,278,305	10,714,485
Other unallocated assets	183,698	198,132

Total condensed consolidated assets	$11,462,003	10,912,617

(7)	SHARE-BASED PAYMENTS

The Company had a stock and incentive plan ("1995 Plan") which provided for the grant of any or all of the following types of awards to eligible employees: (1) stock options, including incentive stock options and nonqualified stock options; (2) stock appreciation rights, in tandem with stock options or freestanding; (3) restricted stock; and, (4) performance awards. The 1995 Plan began on April 21, 1995, and was amended on June 25, 2004 to extend the termination date to April 20, 2010. The number of shares of Class A, $1.00 par value, common stock which were allowed to be issued under the 1995 Plan, or as to which stock appreciation rights ("SARs") or other awards were allowed to be granted, could not exceed 300,000. Effective June 20, 2008, the Company's shareholders approved a 2008 Incentive Plan (“2008 Plan”). The 2008 Plan is substantially similar to the 1995 Plan and authorized an additional number of Class A, $1.00 par value, common stock shares eligible for issue not to exceed 300,000. These shares may be authorized and unissued shares. The Company has issued only nonqualified stock options and SARs under these plans.

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first three months of 2015 or 2014.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of March 31, 2015 and 2014, the liability balance was $8.4 million and $7.1 million, respectively. A summary of shares available for grant and activity is detailed below.

Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2015	291,000	29,768	$242.48
Exercised	—	—	$—
Forfeited	—	—	$—
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at March 31, 2015	291,000	29,768	$242.48

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2015	92,186	$157.71
Exercised	(775)	$116.95
Forfeited	—	$—
Granted	—	$—

Balance at March 31, 2015	91,411	$158.05

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the three months ended March 31, 2014 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of SARs exercised was $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. The total share-based liabilities paid for the exercised SARs were $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. The total fair value of stock options and SARs vested during the three months ended March 31, 2015 and 2014 was $0.3 million and $0.4 million, respectively. For the three months ended March 31, 2015 and 2014, the total cash received from the exercise of stock options under the Plans was $0 million and $0, respectively, as no stock options were exercised in these periods.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at March 31, 2015.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$255.13 (options)	21,768	3.0 years	17,615
$208.05 (options)	8,000	3.2 years	8,000
$236.00 (SARs)	250	3.4 years	200
$114.64 (SARs)	25,243	3.9 years	21,064
$132.56 (SARs)	30,418	6.7 years	9,604
$210.22 (SARs)	35,500	8.7 years	2,800

Totals	121,179		59,283

Aggregate intrinsic value (in thousands)	$9,168		$4,608

The aggregate intrinsic value in the table above is based on the closing stock price of $254.30 per share on March 31, 2015.

In estimating the fair value of the options outstanding at March 31, 2015 and December 31, 2014, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	March 31, 2015	December 31, 2014

Expected term of options	3.0 to 8.7 years	3.3 to 9.0 years
Expected volatility:
Range	21.30% to 37.77%	19.67% to 37.75%
Weighted-average	24.30%	22.91%
Expected dividend yield	0.14%	0.13%
Risk-free rate:
Range	0.22% to 1.47%	0.13% to 1.62%
Weighted-average	0.49%	0.56%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost recognized in the financial statements related to the two plans defined above was $(0.8) million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively. The related tax (expense)/benefit recognized was $0.3 million and $(0.6) million for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the total compensation cost related to nonvested options not yet recognized was $2.0 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

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

In addition to the class action lawsuit described above, the Company was the named defendant in the case of Sheila Newman vs. National Western Life Insurance Company, which alleged mishandling of policyholder funds by an agent.  On February 3, 2010, the 415th Judicial District Court of Parker County in Weatherford, Texas, entered a Final Judgment against the Company of approximately $208,000 including actual damages of $113,000 and amounts for attorney's fees, and prejudgment interest on the actual damages.  In addition, the Final Judgment included $150 million for exemplary damages. The Company vigorously defended this case and appealed the Final Judgment to the Court of Appeals Second District of Texas in Fort Worth. The Court of Appeals on August 11, 2011, reversed the trial court judgment in its entirety and rendered a take nothing verdict in favor of National Western. Plaintiffs (Appellees) filed a motion for a rehearing which the Court ruled on October 13, 2011, that the trial court's judgment was still reversed and judgment was still entered that Newman take nothing, all in favor of National Western. The Plaintiffs (Appellees) filed a Motion for Reconsideration En Banc which the Court of Appeals denied on October 27, 2011. The Plaintiffs (Appellees) then filed a Motion for Rehearing of the Court's amended decision, which the Court of Appeals denied on December 22, 2011. On March 21, 2012, Plaintiffs (Appellees) filed a petition for review with the Texas Supreme Court and the Company filed its response on April 20, 2012. The Supreme Court asked the parties for briefs on the issues before deciding on whether to hear the case and both parties submitted their briefs. On February 14, 2013, the Supreme Court denied the Plaintiffs petition for review. On April 3, 2013, Plaintiff filed a Motion for Rehearing. The Supreme Court denied Plaintiff's Motion for Rehearing on June 7, 2013, thus ending the matter.

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

The Company had no commitments to extend credit relating to mortgage loans at March 31, 2015. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$213	692
Realized losses on disposal	(9)	(8)
Held to maturity debt securities:	—
Realized gains on disposal	724	782
Realized losses on disposal	—	(11)
Equity securities realized gains (losses)	50	4
Real estate gains (losses)	—	89

Totals	$978	1,548

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. Approximately 75% of the gains on bonds are due to calls of securities rather than sales. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$160	(4)
Portion of loss (gain) recognized in comprehensive income	(160)	(3)

Net impairment losses on debt securities recognized in earnings	—	(7)
Equity securities impairments	—	(28)

Totals	$—	(35)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three months ended March 31, 2015	Twelve Months Ended December 31, 2014

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,298	2,472
Reductions for securities sold during current period	(20)	(181)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	7

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at March 31, 2015.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$15,047	634	—	15,681
U.S. Treasury	1,921	414	—	2,335
States and political subdivisions	436,398	35,935	(250)	472,083
Foreign governments	—	—	—	—
Public utilities	975,817	78,915	(68)	1,054,664
Corporate	3,975,303	226,933	(4,642)	4,197,594
Mortgage-backed	1,614,749	86,462	(1,403)	1,699,808
Home equity	18,704	4,614	—	23,318
Manufactured housing	4,294	356	—	4,650

Totals	$7,042,233	434,263	(6,363)	7,470,133

The table below presents amortized costs and fair values of securities available for sale at March 31, 2015.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$588	—	(35)	553
Foreign governments	9,941	684	—	10,625
Public utilities	164,169	10,580	—	174,749
Corporate	2,441,317	152,193	(5,538)	2,587,972
Mortgage-backed	45,563	4,177	—	49,740
Home equity	11,577	213	(13)	11,777
Manufactured housing	1,606	53	—	1,659
	2,674,761	167,900	(5,586)	2,837,075

Equity securities	12,807	4,964	(156)	17,615

Totals	$2,687,568	172,864	(5,742)	2,854,690

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents amortized costs and fair values of securities held to maturity at December 31, 2014.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$10,061	705	—	10,766
U.S. Treasury	1,920	409	—	2,329
States and political subdivisions	432,186	31,417	(336)	463,267
Public utilities	978,847	67,836	(757)	1,045,926
Corporate	3,754,222	183,650	(18,591)	3,919,281
Mortgage-backed	1,640,582	68,726	(4,164)	1,705,144
Home equity	18,886	4,734	(57)	23,563
Manufactured housing	4,839	328	—	5,167

Totals	$6,841,543	357,805	(23,905)	7,175,443

The table below presents amortized costs and fair values of securities available for sale at December 31, 2014.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$589	—	(36)	553
Foreign governments	9,939	386	—	10,325
Public utilities	169,179	10,163	(126)	179,216
Corporate	2,334,700	128,280	(8,961)	2,454,019
Mortgage-backed	48,674	4,116	—	52,790
Home equity	11,702	225	(9)	11,918
Manufactured housing	2,492	64	—	2,556
	2,577,275	143,234	(9,132)	2,711,377

Equity securities	12,799	4,849	(345)	17,303

Totals	$2,590,074	148,083	(9,477)	2,728,680

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2015.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	13,220	(250)	13,220	(250)
Public utilities	2,003	(5)	18,445	(63)	20,448	(68)
Corporate	99,277	(1,080)	308,553	(3,562)	407,830	(4,642)
Mortgage-backed	30,877	(159)	88,592	(1,244)	119,469	(1,403)

Total temporarily impaired securities	$132,157	(1,244)	428,810	(5,119)	560,967	(6,363)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at March 31, 2015.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	553	(35)	553	(35)
Public utilities	—	—	—	—	—	—
Corporate	104,238	(2,401)	116,966	(3,137)	221,204	(5,538)
Home equity	—	—	4,822	(13)	4,822	(13)
	104,238	(2,401)	122,341	(3,185)	226,579	(5,586)

Equity public	598	(106)	1,545	(50)	2,143	(156)

Total temporarily impaired securities	$104,836	(2,507)	123,886	(3,235)	228,722	(5,742)

Unrealized losses for securities held to maturity and securities available for sale decreased during the first three months of 2015 due primarily to the decline in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the first quarter of 2015, the Company recorded no other-than-temporary impairment on debt or equity securities.

Debt securities. The gross unrealized losses for debt securities are made up of 109 individual issues, or 8.2% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 98.5%. Of the 109 securities, 77, or 70.6%, fall in the 12 months or greater aging category; and 106 were rated investment grade at March 31, 2015.

Equity securities.  The gross unrealized losses for equity securities are made up of 23 individual issues.  These holdings are reviewed quarterly for impairment.

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	23,076	(336)	23,076	(336)
Public utilities	7,078	(13)	48,198	(744)	55,276	(757)
Corporate	156,839	(2,997)	698,316	(15,594)	855,155	(18,591)
Mortgage-backed	17,698	(240)	181,694	(3,924)	199,392	(4,164)
Home equity	2,206	(57)	—	—	2,206	(57)

Total temporarily impaired securities	$183,821	(3,307)	951,284	(20,598)	1,135,105	(23,905)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	553	(36)	553	(36)
Public utilities	—	—	14,827	(126)	14,827	(126)
Corporate	100,373	(2,990)	187,699	(5,971)	288,072	(8,961)
Home equity	—	—	4,826	(9)	4,826	(9)
	100,373	(2,990)	207,905	(6,142)	308,278	(9,132)

Equity public	305	(52)	3,801	(293)	4,106	(345)

Total temporarily impaired securities	$100,678	(3,042)	211,706	(6,435)	312,384	(9,477)

(C)	Transfer of Securities

During the three months ended March 31, 2015 and 2014, the Company made no transfers to the held to maturity category from securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at March 31, 2015 or 2014 and as a result all interest income was recognized at March 31, 2015 or 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$47,448	32.8	$52,564	35.0
50% to 60%	49,388	34.2	50,553	33.7
60% to 70%	20,115	13.9	14,567	9.7
70% to 80%	7,934	5.5	12,656	8.4
80% to 90%	19,683	13.6	5,399	3.6
Greater than 90%	—	—	14,414	9.6
Gross balance	144,568	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$143,918	99.5	$149,503	99.6

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

All mortgage loans are analyzed quarterly in order to monitor the financial quality of these assets. Based on ongoing monitoring, mortgage loans with a likelihood of becoming delinquent are identified and placed on an internal “watch list”. Among the criteria that may indicate a potential problem include: major tenant vacancies or bankruptcies, late payments, and loan relief/restructuring requests. The mortgage loan portfolio is analyzed for the need for a valuation allowance on any loan that is on the internal watch list, in the process of foreclosure or that currently has a valuation allowance.

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

The following table represents the mortgage loan allowance.

	March 31, 2015	December 31, 2014
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,837,075	—	2,837,075	—
Equity securities, available for sale	17,615	17,059	556	—
Derivatives, index options	95,987	—	—	95,987

Total assets	$2,950,677	17,059	2,837,631	95,987

Policyholder account balances (a)	$111,627	—		111,627
Other liabilities (b)	8,360	—	—	8,360

Total liabilities	$119,987	—	—	119,987

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended March 31, 2015, the Company had no transfers into or out of Levels 1, 2 or 3.

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

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,837,075	—	2,837,075	—
Priced internally	—	—	—	—
Subtotal	2,837,075	—	2,837,075	—

Equity securities, available for sale:
Priced by third-party vendors	17,615	17,059	556	—
Priced internally	—	—	—	—
Subtotal	17,615	17,059	556	—

Derivatives, index options:
Priced by third-party vendors	95,987	—	—	95,987
Priced internally	—	—	—	—
Subtotal	95,987	—	—	95,987

Total	$2,950,677	17,059	2,837,631	95,987

Percent of total	100.0%	0.6%	96.1%	3.3%

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

	For the Three Months Ended March 31, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(8,287)	(8,287)	(12,383)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,456	18,456	18,456
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(28,469)	(28,469)	(28,578)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	95,987	95,987	119,987

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(6,843)	(6,843)	—
Benefits and expenses	—	—	—	—	(787)

Total	$—	—	(6,843)	(6,843)	(787)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended March 31, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	548	548	2,651
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	15,337	15,337	15,337
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(50,283)	(50,283)	(50,790)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	134,916	134,916	160,536

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	2,821	2,821	—
Benefits and expenses	—	—	—	—	1,667

Total	$—	—	2,821	2,821	1,667

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$95,987	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$95,987

Policyholder account balances	$111,627	Deterministic cash flow model	Projected option cost
Other liabilities	8,360	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$119,987

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$114,287	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$114,287

Policyholder account balances	$133,236	Deterministic cash flow model	Projected option cost
Other liabilities	9,256	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$142,492

Realized gains (losses) on debt and equity securities are reported in the Condensed Consolidated Statements of Earnings as net investment gains (losses). Unrealized gains (losses) on available for sale debt and equity securities are reported as other comprehensive income (loss) within the stockholders' equity of the Condensed Consolidated Balance Sheet.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	March 31, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,042,233	7,470,133	—	7,470,133	—
Securities available for sale	2,854,690	2,854,690	17,059	2,837,631	—

Cash and cash equivalents	71,104	71,104	71,104	—	—
Mortgage loans	143,918	150,600	—	—	150,600
Policy loans	63,877	117,948	—	—	117,948
Other loans	2,592	2,792	—	—	2,792
Derivatives, index options	95,987	95,987	—	—	95,987
Short-term investments	14,989	14,989	—	14,989	—
Life interest in Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,546,484	7,160,752	—	—	7,160,752
Immediate annuity and supplemental contracts	444,216	477,219	—	—	477,219

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2014
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$6,841,543	7,175,443	—	7,175,443	—
Securities available for sale	2,728,680	2,728,680	16,862	2,711,818	—

Cash and cash equivalents	277,078	277,078	277,078	—	—
Mortgage loans	149,503	156,548	—	—	156,548
Policy loans	63,645	111,040	—	—	111,040
Other loans	2,171	2,300	—	—	2,300
Derivatives, index options	114,287	114,287	—	—	114,287
Life interest in Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,546,504	7,178,535	—	—	7,178,535
Immediate annuity and supplemental contracts	446,458	474,843	—	—	474,843

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

Fixed-index products provide traditional fixed annuities and universal life contracts with the option to have credited interest rates linked in part to an underlying equity index or a combination of equity indices. The equity return component of such policy contracts is identified separately and accounted for in future policy benefits as embedded derivatives on the Condensed Consolidated Balance Sheet. The remaining portions of these policy contracts are considered the host contracts and are recorded separately as fixed annuity or universal life contracts. The host contracts are accounted for under debt instrument type accounting in which future policy benefits are recorded as discounted debt instruments and accreted, using the effective yield method, to their minimum account values at their projected maturities or termination dates.

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

The tables below present the fair value of derivative instruments as of March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$95,987

Fixed-index products			Universal Life and Annuity Contracts	$111,627

Total		$95,987		$111,627

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$114,287

Fixed-index products			Universal Life and Annuity Contracts	$133,236

Total		$114,287		$133,236

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2015 and 2014.

		March 31, 2015	March 31, 2014
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(8,287)	548

Fixed-index products	Universal life and annuity contract interest	11,596	(984)

		$3,309	(436)

(12) SUBSEQUENT EVENTS

On April 6, 2015, the Company, National Western Life Group, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Newco”), and NWLIC MergerCo, Inc., a Colorado corporation and wholly-owned subsidiary of Newco (“MergerCo”), entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), that provides for the merger (the “Merger”) of the Company with MergerCo, with the Company surviving the Merger as a wholly-owned subsidiary of Newco. The Merger provides for the conversion of each share of Class A common stock, par value $1.00per share, of the Company and each share of Class B common stock, par value $1.00 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, into one duly issued, fully paid and non-assessable share of Class A common stock, par value $0.01 per share, of Newco ("Newco Class A Stock") or Class B common stock, par value $0.01 per share, of Newco, respectively (collectively with the other transactions contemplated by the Reorganization Agreement, the “Reorganization”). In addition, each outstanding option to acquire, or SARs relating to, shares of the Company's Class A Stock would automatically convert into an option to acquire, or SARs relating to, on the same terms and conditions, an identical number of shares of Newco Class A Stock.

Upon completion of the Reorganization, Newco, a Delaware corporation, would, in effect, replace the Company, a Colorado corporation, as the publicly held corporation traded on the NASDAQ Global Select Market under the symbol “NWLI”, and the holders of the Company's Class A Stock and Class B Stock would hold the same number of shares and same ownership percentage of Newco after the Reorganization as they held of the Company immediately prior to the Reorganization. The directors of Newco immediately following the Reorganization would be the same individuals who were directors of the Company immediately prior to the Reorganization.

The Reorganization Agreement is subject to specified conditions, including approval by the Company's shareholders at its Annual Meeting of Shareholders (the “Annual Meeting”), which is currently scheduled for Friday, June 19, 2015. If approved by the Company’s shareholders at the Annual Meeting and the other conditions set forth in the Reorganization Agreement are satisfied, it is currently expected that the Reorganization would be completed in the latter part of 2015.

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three months ended March 31, 2015 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2014 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the three months ended March 31, 2015, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At March 31, 2015, the Company maintained approximately 138,500 annuity contracts in force and 55,300 domestic life insurance policies in force representing $3.2 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 18,500 domestic independent agents contracted. Roughly 15% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At March 31, 2015, the Company had approximately 70,500 international life insurance policies in force representing approximately $19.9 billion in face amount of coverage.

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

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

International:
Universal life	$685	1,155
Traditional life	837	965
Equity-index life	3,164	3,433

	4,686	5,553
Domestic:
Universal life	18	10
Traditional life	99	39
Equity-index life	3,991	3,447

	4,108	3,496

Totals	$8,794	9,049

Life insurance sales as measured by annualized first year premiums decreased 3% in the first quarter of 2015 as compared to the first quarter of 2014. By market segment, the domestic life insurance line of business posted an 18% increase over the comparable results during the first quarter of 2014 while international life sales decreased 16% during the same time frame.

Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year. five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). The Company began offering graded death benefit whole life and term insurance (traditional) products on a trial basis through a contracted distributor and intends to make these products available to all contracted agents by the middle of 2015.

The Company's international life business consists of applications accepted from residents of various regions outside of the United States, the volume of which typically varies based upon changes in the socioeconomic climates of these regions. Historically, the Company has experienced a simultaneous combination of rising and declining sales in various countries; however, the appeal of the Company's dollar-denominated life insurance products overcomes many of the local and national difficulties. During the first quarter of 2015, applications submitted by residents outside of the United States, representing future potential sales, increased 8% over the comparable period in 2014. In addition to normal underwriting procedures, delays in issuing policies for accepted applications often occur due to the time involved in acquiring U.S. dollars for premium payment by the applicant.

Applications submitted from residents of Latin America and the Pacific Rim perennially have comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Three Months Ended March 31,
	2015	2014

Percentage of International Sales:
Latin America	87.2%	83.6%
Pacific Rim	9.4	10.8
Eastern Europe	3.4	5.6

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (21%), Peru (17%), and Brazil (14%) comprising the largest contributions. Sales to residents of Venezuela and Peru increased in the first three months of 2015 compared to the same period in 2014 while sales to residents of Brazil declined during the same period.

The Company's domestic operations life product portfolio include single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. These life insurance products were designed to facilitate the wealth transfer of accumulated savings of the Baby Boomer segment of the population entering their retirement years, via systematic funding mechanisms such as single premium immediate annuities. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising 97% of total domestic life sales in the first three months of 2015.

The Company's domestic life product portfolio including the wealth transfer products has gradually increased the average new policy face amount since the Company implemented commission caps on domestic policies in 2009 as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Three months ended March 31, 2015	271,100	353,500

The Company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 81% of total life sales in the first three months of 2015, as compared to 76% for the same period in 2014.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	March 31,
	2015	2014
	($ in thousands)

Universal life:
Number of policies	50,070	53,270
Face amounts	$6,726,330	6,999,300

Traditional life:
Number of policies	36,870	38,570
Face amounts	$3,590,130	3,471,050

Fixed-index life:
Number of policies	38,880	36,720
Face amounts	$9,758,750	9,219,240

Rider face amounts	$3,016,870	2,782,230

Total life insurance:
Number of policies	125,820	128,560
Face amounts	$23,092,080	22,471,820

At March 31, 2015, the Company’s face amount of life insurance in force was comprised of $19.9 billion from the international line of business and $3.2 billion from the domestic line of business. At March 31, 2014, these amounts were $19.6 billion and $2.9 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Fixed-index annuities	$154,362	154,562
Other deferred annuities	12,878	12,993
Immediate annuities	957	2,660

Totals	$168,197	170,215

Annuity sales in the first quarter of 2015 were 1% lower than in the first quarter of 2014. Annuity sales in the first three months of 2015 are generally in line with the Company's projected sales goal for the year of $800 million as the first quarter of the calendar year is typically the slowest sales period.

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

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first three months of 2015 this percentage reached 92% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	March 31,
	2015	2014
	($ in thousands)

Fixed-index annuities
Number of policies	69,580	65,190
GAAP annuity reserves	$5,277,013	4,851,514

Other deferred annuities
Number of policies	52,230	57,430
GAAP annuity reserves	$2,227,560	2,420,964

Immediate annuities
Number of policies	16,700	16,700
GAAP annuity reserves	$366,685	376,217

Total annuities
Number of policies	138,510	139,320
GAAP annuity reserves	$7,871,258	7,648,695

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. The recent announcement of preliminary first quarter U.S. GDP growth of less than 1% portrayed a domestic economy not conviningly back on solid footing. Although the Federal Reserve has officially ended their stimulus initiatives, a good level of uncertainty remains as to how much longer they will hold short-term interest rates near zero given the lethargic economic activity in the first three months of the calendar year.

U.S. economic data still presents a mixture of positive and negative indicators. From a positive perspective, the housing industry continues its steady but upward trend and consumer confidence is moving very closely in tandem with this direction. The fall in energy prices has provided consumers with an extra purchasing resource which will likely find its way into the economy through consumption expenditures. Conversely, corporate earnings have been negatively impacted by the strength of the U.S. Dollar which may in turn put a constraint on future job growth. As the Federal Reserve considers the possibility of raising interest rates, the potential of an increase in market volatility exists given the uncertainty surrounding the resultant effects.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Universal life and annuity contract charges	$37,313	38,005
Traditional life premiums	4,347	4,271
Net investment income (excluding derivatives)	108,210	107,903
Other revenues	5,329	5,763

Operating revenues	155,199	155,942
Derivative gain (loss)	(8,287)	548
Net realized investment gains (losses)	978	1,513

Total revenues	$147,890	158,003

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were slightly lower for the first three months in 2015 compared to 2014 primarily due to a decrease in surrender charge fees recognized. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,004	31,741
Surrender charges	8,947	9,890
Other charges	(722)	303
Gross contract revenues	41,229	41,934

Reinsurance premiums	(3,916)	(3,929)

Net contract revenues	$37,313	38,005

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the three months ended March 31, 2015 averaged approximately $23.1 billion while for the same period of 2014 averaged $22.4 billion. Accordingly, for the three months ended March 31, 2015, cost of insurance charges increased to $26.2 million from $25.3 million at March 31, 2014. Administrative charges pertaining to new business issued increased to $6.8 million from $6.5 million for the three months ended March 31, 2015 versus March 31, 2014 primarily due to a 21% increase in domestic life insurance policies issued.

Surrender charges assessed against policyholder account balances upon withdrawal declined 27% in the first quarter of 2015 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force, additional contract revenues are realized and the Company continues to make an interest rate spread on outstanding policyholder account balances (the difference between what is earned on invested assets and the amount credited to policyholders). In the first three months of 2015, lapse rates on life insurance and annuity policies were consistent with the prior year. The decrease in surrender charge income recognized in the current quarter reflects a change in the duration of policies at the time of surrender with later duration policy surrenders having a lower surrender charge assessed.

Traditional life and annuity premiums - Traditional life and annuity premiums increased slightly in the first three months of 2015 compared to the same period in 2014. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company began offering graded death benefit whole life and term products in its domestic markets during 2014 and is in the process of expanding the availability of this portfolio of products to contracted producers. The Company's life insurance sales focus has historically been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Gross investment income:
Debt securities	$103,227	102,521
Mortgage loans	2,706	2,293
Policy loans	952	1,083
Short-term investments	109	45
Other invested assets	1,518	2,278

Total investment income	108,512	108,220
Less: investment expenses	302	317

Net investment income (excluding derivatives)	108,210	107,903
Derivative gain (loss)	(8,287)	548

Net investment income	$99,923	108,451

For the three months ended March 31, 2015, debt securities generated approximately 95% of total investment income, excluding derivative gain (loss). The stable level of investment income from debt securities through the first quarter of 2015 versus 2014 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first quarter of 2015 remained below the portfolio's weighted average yield. Mortgage loan investment income for the three months ended March 31, 2015 increased over the comparable period in 2014 reflecting incremental new loan volume. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. During the three months ended March 31, 2015 the Company originated new mortgage loans in the amount of $1.3 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Excluding derivatives:
Net investment income	$108,210	107,903
Average invested assets, at amortized cost	$9,992,103	9,437,142
Annual yield on average invested assets	4.33%	4.57%

Including derivatives:
Net investment income	$99,923	108,451
Average invested assets, at amortized cost	$10,097,240	9,589,257
Annual yield on average invested assets	3.96%	4.52%

The lower yield on average invested assets, excluding derivatives, through the first quarter of 2015 compared to 2014 is due to progressively lower yields obtained on new fixed maturity debt securities investments. During 2014, the average yield on bond purchases to fund insurance operations was 3.68% representing a 1.12% spread over treasury rates. Insurance operation bond purchases through the first quarter of 2015 had an average yield of 3.24% with spreads increasing slightly to 1.25% over treasury rates. The yield rates during both 2014 and 2015 are below the weighted average bond portfolio rate which approximated 4.36% at March 31, 2015. The weighted average quality of new purchases during the first three months was "A-", which was the same as the overall quality rating of purchases during 2014. The composite duration of purchases during the first three months of 2015 matched that for 2014 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2014 at a rate of 2.17%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.65% to a high of nearly 2.25% during the first three months of 2015, and ended the first calendar quarter at 1.92%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $5.2 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2015.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended March 31, 2015, the reference indices decreased and the Company recorded an overall loss from index options with substantially a corresponding decrease in contract interest expense during this period.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(21,418)	(38,098)
Realized gain (loss)	13,131	38,646

Total gain (loss) included in net investment income	$(8,287)	548

Total contract interest	$49,039	62,936

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

Net realized investment gains (losses) - Realized gains on investments in 2015 primarily resulted from bond calls and sales. The net gains reported for the three months ended March 31, 2015 consisted of gross gains of $1.0 million offset by gross losses of $0.0 million. No other-than-temporary impairment losses were recorded during the three months ended March 31, 2015.

The Company records impairment write-downs when a decline in value is considered to be other-than-temporary and full recovery of the investment is not expected. Impairments due to credit factors are recorded in the Company's Condensed Consolidated Statements of Earnings while non-credit (liquidity) impairment losses are included in other specific statement comprehensive income (loss). Impairment and valuation write-downs reflected in the Company's Condensed Consolidated Statements of Earnings are summarized in the following table.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	7
Equities	—	28

Total	$—	35

As shown in the table above, the Company did not incur impairment or valuation write-downs during the quarter ended March 31, 2015, and only recognized minimal impairments during the first quarter of 2014. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $43,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Life and other policy benefits	$19,266	12,963
Amortization of deferred policy acquisition costs	27,652	28,579
Universal life and annuity contract interest	49,039	62,936
Other operating expenses	20,510	23,463

Totals	$116,467	127,941

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $13.0 million year-to-date in 2015 compared to $7.6 million for the first three months of 2014. Death claim amounts are generally subject to variation from period to period and the results for the first quarter were incurred proportionally between the domestic life and international life lines of business. Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three months ended March 31, 2015 and 2014.

Increase (Decrease) in DPAC Balance	Three Months Ended March 31,
	2015	2014
	(In thousands)

Unlocking	$1,810	—
True-up	1,420	3,890

Totals	$3,230	3,890

True-up adjustments were recorded in 2015 and 2014 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. This resulted in a $1.4 million decrease in amortization expense for the three months ended March 31, 2015, and a $3.9 million decrease for the three months ended March 31, 2014. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $3.5 million in the first three months of 2015 whereas the true-up adjustments for the annuity line of business during the same period were negative by $2.1 million incrementally adding to amortization expense. For the three months ended March 31, 2014, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $3.9 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $27,000.

No unlocking adjustments were made by the Company in the first three months of 2014. In the quarter ended March 31, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

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

The Company's approximated average credited rates through the first three months, excluding and including fixed-index (derivative) products, were as follows:

	March 31,		March 31,
	2015	2014	2015	2014
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.49%	2.53%	1.93%	2.49%
Interest sensitive life	3.74%	3.81%	2.99%	4.61%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains of $(8.3) million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the three months ended March 31, 2015 and 2014, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(0.5) million and $0.2 million, respectively, which thereby (increased) decreased contract interest expense by a like amount. The Company also unlocked its deferred sales inducement balance in the first quarter of 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first quarter of 2014.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the three months ended March 31, 2015 and 2014 are summarized in the table that follows.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

General insurance expenses	$7,193	6,225
Nursing home expenses	4,695	5,063
Compensation expenses	4,497	8,024
Commission expenses	2,746	2,620
Taxes, licenses and fees	1,379	1,531

Totals	$20,510	23,463

General insurance expenses include reserve provisions for potentially uncollectible receivable balances from independent contractor agents. Receivable balances from agents typically result from reversing commission balances previously paid on policies in which the policyholder subsequently exercised the right to cancel the policy under the policy contract's "free look" provision. During the first quarter of 2015, the reserve balance for agent receivables was increased by $730,000 while in the first quarter of 2014 the reserve balance was decreased $32,000.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during 2015 have decreased as a result of discontinuing higher acuity services at the homes. The decline in expenses as a result of discontinuing these services has similarly decreased the revenue associated with these operations.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock and SARs options. These costs move in tandem with the number of stock options outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. For the three months ended March 31, 2015 share based compensation expense was $(0.8) million while for the comparable period in 2014 share based compensation expense was $1.7 million. In addition to the Company 's closing stock price dropping from $269.25 at December 31, 2014 to $254.30 at March 31, 2015, compensation costs related to share-based compensation declined during the three months ended March 31, 2015 compared to the same period in 2014 due to a lesser number of outstanding options as a result of stock option exercises and forfeitures between March 31, 2014 and March 31, 2015.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the three months ended March 31, 2015 these amounts decreased from the comparable period in 2014 largely due to lower licensing fees paid to state insurance departments which were $0.3 million in the current year compared to $0.4 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.1% for the three months ended March 31, 2015 compared to 34.0% for the three months ended March 31, 2014. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and three months ended March 31, 2015 and 2014 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
March 31, 2015	$(2,229)	13,881	5,351	3,687	20,690
March 31, 2014	$125	7,298	7,963	3,457	18,843

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$6,487	8,165
Net investment income	7,165	6,283
Other revenues	16	18

Total revenues	13,668	14,466

Benefits and expenses:
Life and other policy benefits	5,113	2,492
Amortization of deferred policy acquisition costs	3,181	2,400
Universal life insurance contract interest	4,939	5,105
Other operating expenses	3,715	4,279

Total benefits and expenses	16,948	14,276

Segment earnings (loss) before Federal income taxes	(3,280)	190
Provision (benefit) for Federal income taxes	(1,051)	65

Segment earnings (loss)	$(2,229)	125

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Universal life insurance revenues	$7,197	7,649
Traditional life insurance premiums	983	2,223
Reinsurance premiums	(1,693)	(1,707)

Totals	$6,487	8,165

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 57,700 at December 31, 2013 to 55,700 at December 31, 2014, and to 55,300 at March 31, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first three months of 2015 was 21% higher than in the comparable period for 2014 and the volume of insurance issued was also 21% greater than that in 2014.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$26,479	23,530
Renewal premiums	5,061	4,773

Totals	$31,540	28,303

During the past couple of years the Company has achieved some success in growing its domestic life insurance business with the number of new policies issued trending higher. Sales have been substantially weighted toward single premium policies which do not have recurring premium payments. These products are targeting wealth transfer strategies involving the movement of accumulated wealth in alternative investment vehicles, including annuities, into life insurance products. As a result, renewal premium levels have not been exhibiting a corresponding level of increase.

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$7,150	5,539
Derivative gain (loss)	15	744

Net investment income	$7,165	6,283

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first three months of 2015 was elevated compared to historical trends. While the number of incurred claims during the first quarter of 2015 declined 10% compared to the first quarter of 2014. the average claim amount increased from $13,000 to $27,000. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average face amount reflects a scant addition of more recent policy sales which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—
True-up	950	1,766

Totals	$950	1,766

As noted in the table above, the true-up adjustments recorded increased the DPAC balance on the condensed consolidated balance sheet which conversely reduced amortization expense in current earnings by a like amount for the periods shown.

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$30,333	29,108
Net investment income	8,614	10,718
Other revenues	86	241

Total revenues	39,033	40,067

Benefits and expenses:
Life and other policy benefits	6,205	5,035
Amortization of deferred policy acquisition costs	(650)	6,745
Universal life insurance and annuity contract interest	7,130	10,205
Other operating expenses	5,922	7,025

Total benefits and expenses	18,607	29,010

Segment earnings (losses) before Federal income taxes	20,426	11,057
Provision (benefit) for Federal income taxes	6,545	3,759

Segment earnings (loss)	$13,881	7,298

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Universal life insurance revenues	$29,192	28,650
Traditional life insurance premiums	3,363	3,045
Reinsurance premiums	(2,222)	(2,587)

Totals	$30,333	29,108

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.6 billion at December 31, 2013 to $20.0 billion at December 31, 2014 and leveled off to slightly above $19.9 billion at March 31, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first three months of 2015 was 7% lower than in the first three months of 2014 while the volume of insurance issued was 21% less than that issued in 2014 during the same period due to a decrease in the average face amount per policy.

International universal life revenues also include surrender charges assessed upon surrender of contracts by policyholders. In the midst of the financial crisis several years ago, the Company's international policyholders, in particular, exhibited concern regarding the developments in U.S. financial markets. This evidenced itself in the Company's termination activity in its international life policies in force. The Company incurred higher termination experience than is typical which resulted in recognition of increased surrender charge fee income. This level of termination activity subsequently subsided. However, ongoing global uncertainties may cause a re-emerging concern with international policyholders. The following table illustrates the Company's recent international life termination experience.

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2010	$1,721.8	9.0%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Three months ended March 31, 2015	480.0	8.9%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$5,674	5,723
Renewal premiums	25,035	26,158

Totals	$30,709	31,881

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $20.0 million and $20.4 million for the first three months of 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$9,753	9,702
Derivative gain (loss)	(1,139)	1,016

Net investment income	$8,614	10,718

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

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2014, the average face amount of insurance purchased was $383,000, and the first three months of 2015, the average was approximately $354,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. Similar to the domestic life line of business, the average net claim amount in the first quarter of 2015 increased from that in the first quarter of 2014 rising to $202,000 from $124,000.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$7,120	—
True-up	2,600	2,150

Totals	$9,720	2,150

In the quarter ended March 31, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). No unlocking adjustments were made in the first quarter of 2014.

True-up adjustments in the first three months of 2015 and 2014 increased the DPAC balance on the condensed consolidated balance sheet and decreased amortization expense in current earnings by a like amount.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$4,840	5,003
Net investment income	79,236	86,617
Other revenues	15	37

Total revenues	84,091	91,657

Benefits and expenses:
Life and other policy benefits	7,948	5,436
Amortization of deferred policy acquisition costs	25,121	19,434
Annuity contract interest	36,970	47,626
Other operating expenses	6,178	7,096

Total benefits and expenses	76,217	79,592

Segment earnings (loss) before Federal income taxes	7,874	12,065
Provision (benefit) for Federal income taxes	2,523	4,102

Segment earnings (loss)	$5,351	7,963

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first three months of 2015 was 6.7% compared to 7.1% during the same period in 2014.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the for the three months ended March 31, 2015 and 2014 are detailed below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Fixed-index annuities	$160,307	155,516
Other deferred annuities	10,129	13,522
Immediate annuities	2,790	2,090

Totals	$173,226	171,128

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 91% for the three months ended March 31, 2015 and 2014, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $3.8 million and $3.7 million during the first three months of 2015 and 2014, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$86,399	87,829
Derivative gain (loss)	(7,163)	(1,212)

Net investment income	$79,236	86,617

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$(5,310)	—
True-up	(2,130)	(27)

Totals	$(7,440)	(27)

The Company unlocked the DPAC balance associated with its annuity segment in the first quarter of 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in the first quarter of 2014.

As the true-up adjustments decreased the DPAC balances on the condensed consolidated balance sheet for the three months ended March 31, 2015 and 2014, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period. The larger true-up decrement to the DPAC balance for the three months ended March 31, 2015 reflects the impact of spread compression upon the profitability of fixed deferred annuities and the change in fixed-index annuity spread returns based upon actual returns of maturing call option contracts.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Fixed-index annuities	$10,037	21,586
All other annuities	22,263	22,617

Gross contract interest	32,300	44,203
Bonus interest deferred and capitalized	(3,836)	(3,723)
Bonus interest amortization	8,506	7,146

Total contract interest	$36,970	47,626

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the three months ended March 31, 2015 and 2014, deferred sales inducement balances on the condensed consolidated balance sheet were increased (reduced) by $(0.5) million and $0.2 million, respectively, for true-up adjustments. These adjustments are included in the above table as an (addition) decrease to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the first quarter of 2015 associated with the annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first quarter of 2014.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $0.5 million and $0.4 million of operating earnings in the first three months of 2015 and 2014, respectively. The remaining earnings of $5.6 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively, in Other Operations represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes.

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

	March 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,879,308	96.4	$9,552,920	96.2
Mortgage loans	143,918	1.4	149,503	1.5
Policy loans	63,877	0.6	63,645	0.6
Derivatives, index options	95,987	0.9	114,287	1.2
Real estate	16,570	0.2	16,741	0.2
Equity securities	17,615	0.2	17,303	0.2
Other	27,449	0.3	12,033	0.1

Totals	$10,244,724	100.0	$9,926,432	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of March 31, 2015 and December 31, 2014, the Company's debt securities portfolio consisted of the following classes of securities:

	March 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,563,275	66.5	$6,208,241	65.1
Mortgage-backed securities	1,664,489	16.8	1,693,372	17.7
Public utilities	1,150,566	11.6	1,158,063	12.1
State and political subdivisions	436,951	4.4	432,739	4.5
U.S. agencies	15,047	0.2	10,061	0.1
Asset-backed securities	36,434	0.4	38,199	0.4
Foreign governments	10,625	0.1	10,325	0.1
U.S. Treasury	1,921	—	1,920	—

Totals	$9,879,308	100.0	$9,552,920	100.0

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

	Three Months Ended March 31,	Year Ended December 31,
	2015	2014
	($ In thousands)

Cost of acquisitions	$443,632	$1,166,112
Average S&P® quality	A-	A-
Effective annual yield	3.24%	3.68%
Spread to treasuries	1.25%	1.12%
Effective duration	8.4 years	8.5 years

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

	March 31, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$102,864	1.0	$105,973	1.1
AA	2,480,439	25.1	2,519,235	26.4
A	3,337,878	33.8	3,216,935	33.7
BBB	3,814,560	38.6	3,563,641	37.3
BB and other below investment grade	143,567	1.5	147,136	1.5

Totals	$9,879,308	100.0	$9,552,920	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

March 31, 2015	$141,197	143,567	150,365	1.4%

December 31, 2014	$146,143	147,136	152,586	1.5%

The Company's percentage of below investment grade securities compared to total invested assets decreased slightly from December 31, 2014 due to a bond holding which was upgraded to investment grade and to principal paydowns on below investment grade holdings. The Company's holdings of below investment grade securities are relatively small and as a percentage of total invested assets low compared to industry averages.

Holdings in below investment grade securities by category as of March 31, 2015 are summarized below, including March 31, 2015 and December 31, 2014 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	March 31, 2015	March 31, 2015	March 31, 2015	December 31, 2014
	(In thousands)

Retail	$14,970	15,825	15,825	15,600
Telecommunications	5,049	5,600	5,600	5,650
Asset-backed securities	5,739	5,739	7,636	7,743
Mortgage-backed	2,167	2,209	2,209	7,244
Transportation	—	41	41	61
Manufacturing	50,915	52,614	55,853	54,823
Banking/finance	18,010	18,073	17,585	16,583
Other	44,347	43,466	45,616	44,882

Totals	$141,197	143,567	150,365	152,586

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

With the precipitous drop in oil prices over the past year, the oil and gas industry has been experiencing a severe downturn which may consequently affect the credit quality of individual companies included in the Company's debt security portfolio. At March 31, 2015 and December 31, 2014, the Company's aggregate holdings in this sector approximated $866 million and $802 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry, all of which are investment grade as of both balance sheet dates.

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

However, the Company does have exposure to the debt of non-financial companies in each of these countries except for Greece. The following tables show bond holdings at March 31, 2015 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2015	March 31, 2015	Country Domiciled
	(In thousands)

Covidien	A	$24,154	25,858	Ireland
CRH	BBB+	3,999	4,686	Ireland
Telefonica	BBB	11,780	12,875	Spain

Totals		$39,933	43,419

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	March 31, 2015	March 31, 2015	Country Domiciled
	(In thousands)

Covidien	A	$4,991	5,077	Ireland
EDP	BB+	17,255	18,765	Portugal
Enel	BBB	19,942	22,287	Italy
Finmeccanica	BB+	15,017	16,688	Italy
Iberdrola Finance	BBB	2,929	3,347	Spain
Kerry Group	BBB+	21,956	22,032	Ireland
Telefonica	BBB	8,097	9,252	Spain
Perrigo	BBB	25,814	26,996	Ireland

Totals		$116,001	124,444

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

During the three months ended March 31, 2015 the Company recorded no other-than-temporary impairment credit related write-downs on debt securities or equity securities. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $5.9 million of other-than-temporary impairments of which $2.3 million was deemed credit related and recognized as realized investment losses in earnings, and $3.6 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at March 31, 2015, approximately 27.6% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	March 31, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,470,133	7,042,233	427,900
Securities available for sale:
Debt securities	2,837,075	2,674,761	162,314
Equity securities	17,615	12,807	4,808

Totals	$10,324,823	9,729,801	595,022

Asset-Backed Securities

The Company holds approximately $36.4 million in asset-backed securities as of March 31, 2015. This portfolio includes $6.0 million of manufactured housing bonds and $30.5 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014 the Company sold its one remaining Alt-A security. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The Company's exposure to the Alt-A and subprime sectors has been limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as subprime in the Company's portfolio as of March 31, 2015 were underwritten prior to 2005 as noted in the table below.

	March 31, 2015		December 31, 2014
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,181	3,208	3,322	3,275
2003	3,664	5,399	3,709	5,469
2004	23,635	26,487	23,773	26,737

Total	$30,480	35,094	30,804	35,481

As of March 31, 2015, the Company held ten subprime issues of which 2 were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.1 million for the year ended December 31, 2014 and $1.3 million for the three months ended March 31, 2015. Principal repayments on mortgage loans for the three months ended March 31, 2015 were $6.9 million.

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

The Company held net investments in mortgage loans totaling $143.9 million and $149.5 million at March 31, 2015 and December 31, 2014, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$92,498	64.0	$97,918	65.2
East South Central	14,032	9.7	14,137	9.4
New England	12,073	8.3	12,155	8.1
East North Central	10,796	7.5	10,714	7.1
Pacific	10,261	7.1	10,282	6.9
Middle Atlantic	1,869	1.3	1,897	1.3
Mountain	1,714	1.2	3,050	2.0
South Atlantic	1,325	0.9	—	—
Gross balance	144,568	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$143,918	99.5	$149,503	99.6

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$124,940	86.4	$130,544	86.9
Apartments	7,305	5.0	7,333	4.9
Land/Lots	3,423	2.4	3,333	2.2
Hotel/Motel	1,579	1.1	1,600	1.1
Office	869	0.6	893	0.6
All other	6,452	4.5	6,450	4.3
Gross balance	144,568	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$143,918	99.5	$149,503	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio as most of these investments were acquired through mortgage loan foreclosures.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $16.6 million and $16.7 million at March 31, 2015 and December 31, 2014, respectively. The Company recognized operating income on these properties of approximately $0.4 million for the first three months of 2015. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	March 31, 2015	December 31, 2014
	(In thousands except percentages)

Debt securities - fair value	$10,307,208	9,886,820
Debt securities - amortized cost	$9,716,994	9,418,818
Fair value as a percentage of amortized cost	106.07%	104.97%
Net unrealized gain balance	$590,214	468,002
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	(0.25)%	(0.86)%

	Net Unrealized Gain Balance
	At March 31, 2015	At December 31, 2014	Change in Unrealized Balance

Debt securities held to maturity	$427,900	333,900	94,000
Debt securities available for sale	162,314	134,102	28,212

Totals	$590,214	468,002	122,212

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond decreased approximately 25 basis points from 2.17% at year-end 2014 to 1.92% by the end of the first three months of 2015 and the Company's unrealized gain position increased $122.2 million on a portfolio with an amortized cost basis of approximately $9.7 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2014, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first three months of 2015 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at March 31, 2015.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Product Line:
Traditional Life	$1,322	1,096
Universal Life	26,205	15,321
Annuities	107,748	125,360

Total	$135,275	141,777

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $90.8 million and $73.0 million for the three months ended March 31, 2015 and 2014, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $150.0 million and $188.5 million for the three months ended March 31, 2015 and 2014, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $(25.3) million and $(25.4) million during the three months ended March 31, 2015 and 2014, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of March 31, 2015, the Company had no commitments beyond its normal operating and investment activities.

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

Insurance reserves are the means by which life insurance companies determine the liabilities that must be established to assure that future policy benefits are provided for and can be paid. These reserves are required by law and based upon standard actuarial methodologies to ensure fulfillment of commitments guaranteed to policyholders and their beneficiaries, even though the obligations may not be due for many years. Refer to Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of reserving methods.

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$—	—	—	—	—
Operating lease obligations	1,058	178	476	380	24
Life claims payable (1)	69,963	69,963	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,025,200	949,497	1,859,730	1,887,955	6,328,018

Total	$11,096,221	1,019,638	1,860,206	1,888,335	6,328,042

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Any significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8(A) "Legal Proceedings" of the accompanying condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no substantial changes relative to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended March 31, 2015. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

January 1, 2015 through January 31, 2015	—		N/A	N/A
February 1, 2015 through February 28, 2015	—		N/A	N/A
March 1, 2015 through March 31, 2015	—		N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	May 8, 2015	/S/ Ross R. Moody
Ross R. Moody
President, Chief Operating Officer,
and Director
(Authorized Officer)

Date:	May 8, 2015	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	May 8, 2015	/S/ Bruce E. Wood
Bruce E. Wood
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)