Form 10-Q
period 2015-06-30
NATIONAL WESTERN LIFE INSURANCE CO
filed 2015-08-07
CIK 70684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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
Large accelerated filer  ☐     Accelerated filer  ☒   Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒
As of August 6, 2015, the number of shares of Registrant's common stock outstanding was: Class A – 3,436,166 and  Class B - 200,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
ASSETS	June 30, 2015	December 31, 2014

Investments:
Securities held to maturity, at amortized cost (fair value: $7,370,596 and $7,175,443)	$7,121,439	6,841,543
Securities available for sale, at fair value (cost: $2,740,993 and $2,590,074)	2,840,589	2,728,680
Mortgage loans, net of allowance for possible losses ($650 and $650)	132,261	149,503
Policy loans	61,933	63,645
Derivatives, index options	72,527	114,287
Other long-term investments	28,961	28,774

Total investments	10,257,710	9,926,432

Cash and cash equivalents	71,710	277,078
Deferred policy acquisition costs	826,083	802,919
Deferred sales inducements	156,371	159,766
Accrued investment income	99,438	96,127
Federal income tax receivable	7,546	—
Other assets	96,436	89,570

Total assets	$11,515,294	11,351,892

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2015	December 31, 2014

LIABILITIES:

Future policy benefits:
Universal life and annuity contracts	$9,484,080	9,384,297
Traditional life reserves	137,451	138,225
Other policyholder liabilities	143,781	139,222
Deferred Federal income tax liability	40,001	31,675
Federal income tax payable	—	3,336
Other liabilities	117,853	98,817

Total liabilities	9,923,166	9,795,572

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:

Common stock:
Class A - $1 par value; 7,500,000 shares authorized; 3,436,166 issued and outstanding in 2015 and 2014	3,436	3,436
Class B - $1 par value; 200,000 shares authorized, issued, and outstanding in 2015 and 2014	200	200
Additional paid-in capital	38,116	38,116
Accumulated other comprehensive income	27,410	41,786
Retained earnings	1,522,966	1,472,782

Total stockholders’ equity	1,592,128	1,556,320

Total liabilities and stockholders' equity	$11,515,294	11,351,892

Note:  The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited Consolidated Financial Statements as of that date.

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014

Premiums and other revenues:
Universal life and annuity contract charges	$38,345	38,217
Traditional life premiums	5,162	5,169
Net investment income	102,259	155,179
Other revenues	5,194	5,211
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	(2)	—
Portion of OTTI (gains) losses recognized in other comprehensive income	(105)	—
Net OTTI losses recognized in earnings	(107)	—
Other net investment gains (losses)	4,365	3,065
Total net realized investment gains (losses)	4,258	3,065

Total revenues	155,218	206,841

Benefits and expenses:
Life and other policy benefits	16,120	14,796
Amortization of deferred policy acquisition costs	28,070	27,258
Universal life and annuity contract interest	49,431	102,429
Other operating expenses	18,802	19,500

Total benefits and expenses	112,423	163,983

Earnings before Federal income taxes	42,795	42,858

Federal income taxes	13,937	13,675

Net earnings	$28,858	29,183

Basic earnings per share:
Class A	$8.16	$8.26
Class B	$4.08	$4.13

Diluted earnings per share:
Class A	$8.16	$8.25
Class B	$4.08	$4.13

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands, except per share amounts)

	2015	2014

Premiums and other revenues:
Universal life and annuity contract charges	$75,658	76,222
Traditional life premiums	9,509	9,440
Net investment income	202,182	263,630
Other revenues	10,523	10,974
Net realized investment gains (losses):
Total other-than-temporary impairment (“OTTI”) gains (losses)	158	(32)
Portion of OTTI (gains) losses recognized in other comprehensive income	(265)	(3)
Net OTTI losses recognized in earnings	(107)	(35)
Other net investment gains (losses)	5,343	4,613
Total net realized investment gains (losses)	5,236	4,578

Total revenues	303,108	364,844

Benefits and expenses:
Life and other policy benefits	35,386	27,759
Amortization of deferred policy acquisition costs	55,722	55,837
Universal life and annuity contract interest	98,470	165,365
Other operating expenses	39,312	42,963

Total benefits and expenses	228,890	291,924

Earnings before Federal income taxes	74,218	72,920

Federal income taxes	24,034	23,911

Net earnings	$50,184	49,009

Basic earnings per share:
Class A	$14.19	$13.86
Class B	$7.10	$6.93

Diluted earnings per share:
Class A	$14.19	$13.86
Class B	$7.10	$6.93

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Net earnings	$28,858	29,183

Other comprehensive income (loss), net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(21,202)	10,892
Net unrealized liquidity gains (losses)	32	28
Reclassification adjustment for net amounts included in net earnings	(1,855)	(1,946)

Net unrealized gains (losses) on securities	(23,025)	8,974

Foreign currency translation adjustments	(53)	(122)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(304)	(175)

Other comprehensive income (loss)	(23,382)	8,677

Comprehensive income (loss)	$5,476	37,860

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)
(In thousands)

	2015	2014

Net earnings	$50,184	49,009

Other comprehensive income, net of effects of deferred costs and taxes:
Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during period	(11,830)	21,894
Net unrealized liquidity gains (losses)	93	51
Reclassification adjustment for net amounts included in net earnings	(2,020)	(2,371)

Net unrealized gains (losses) on securities	(13,757)	19,574

Foreign currency translation adjustments	(12)	(633)

Benefit plans:
Amortization of net prior service cost and net gain (loss)	(607)	(351)

Other comprehensive income (loss)	(14,376)	18,590

Comprehensive income (loss)	$35,808	67,599

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Six Months Ended June 30, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Common stock:
Balance at beginning of period	$3,636	3,635
Shares exercised under stock option plan	—	1

Balance at end of period	3,636	3,636

Additional paid-in capital:
Balance at beginning of period	38,116	37,767
Shares exercised under stock option plan	—	349

Balance at end of period	38,116	38,116

Accumulated other comprehensive income:
Unrealized gains on non-impaired securities:
Balance at beginning of period	54,229	46,693
Change in unrealized gains (losses) during period, net of tax	(13,850)	19,523

Balance at end of period	40,379	66,216

Unrealized losses on impaired held to maturity securities:
Balance at beginning of period	(1,262)	(1,287)
Amortization	172	117
Other-than-temporary impairments, non-credit, net of tax	—	—
Additional credit loss on previously impaired securities	—	—
Change in shadow deferred policy acquisition costs	(79)	(67)

Balance at end of period	(1,169)	(1,237)

Unrealized losses on impaired available for sale securities:
Balance at beginning of period	(1)	(2)
Other-than-temporary impairments, non-credit, net of tax	—	—
Change in shadow deferred policy acquisition costs	—	(1)
Recoveries, net of tax	—	2

Balance at end of period	(1)	(1)

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY(continued) For the Six Months Ended June30, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Foreign currency translation adjustments:
Balance at beginning of period	2,685	3,241
Change in translation adjustments during period	(12)	(633)

Balance at end of period	2,673	2,608

Benefit plan liability adjustment:
Balance at beginning of period	(13,865)	(10,565)
Amortization of net prior service cost and net loss, net of tax	(607)	(351)

Balance at end of period	(14,472)	(10,916)

Accumulated other comprehensive income at end of period	27,410	56,670

Retained earnings:
Balance at beginning of period	1,472,782	1,368,466
Net earnings	50,184	49,009
Stockholder dividends	—	—

Balance at end of period	1,522,966	1,417,475

Total stockholders' equity	$1,592,128	$1,515,897

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Cash flows from operating activities:
Net earnings	$50,184	49,009
Adjustments to reconcile net earnings to net cash from operating activities:
Universal life and annuity contract interest	98,470	165,365
Surrender charges and other policy revenues	(8,302)	(9,104)
Realized (gains) losses on investments	(5,236)	(4,578)
Accretion/amortization of discounts and premiums, investments	102	(465)
Depreciation and amortization	1,671	1,741
(Increase) decrease in value of derivatives	17,069	(45,799)
(Increase) decrease in deferred policy acquisition and sales inducement costs	(2,190)	(6,062)
(Increase) decrease in accrued investment income	(3,311)	(449)
(Increase) decrease in other assets	(6,938)	(1,635)
Increase (decrease) in liabilities for future policy benefits	2,588	1,344
Increase (decrease) in other policyholder liabilities	4,558	7,127
Increase (decrease) in Federal income taxes liability	(10,882)	(13,501)
Increase (decrease) in deferred Federal income tax	15,735	12,517
Increase (decrease) in other liabilities	4,658	(2,806)
Other, net	—	(1)

Net cash provided by operating activities	158,176	152,703

Cash flows from investing activities:
Proceeds from sales of:
Securities held to maturity	—	—
Securities available for sale	13,131	5,334
Other investments	—	1,016
Proceeds from maturities and redemptions of:
Securities held to maturity	257,063	360,420
Securities available for sale	163,057	102,813
Derivatives, index options	64,619	105,268
Purchases of:
Securities held to maturity	(534,663)	(477,353)
Securities available for sale	(310,637)	(195,023)
Derivatives, index options	(40,977)	(33,610)
Other investments	(420)	(296)
Net change in short-term investments	—	—

	Continued on Next Page

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (continued) For the Six Months Ended June 30, 2015 and 2014 (Unaudited) (In thousands)

	2015	2014

Principal payments on mortgage loans	18,962	10,240
Cost of mortgage loans acquired	(1,632)	(29,611)
Decrease (increase) in policy loans	1,712	981
Other, net	—	2

Net cash used in investing activities	(369,785)	(149,819)

Cash flows from financing activities:
Deposits to account balances for universal life and annuity contracts	452,124	460,611
Return of account balances on universal life and annuity contracts	(445,871)	(450,565)
Issuance of common stock under stock option plan	—	350

Net cash provided by (used in) financing activities	6,253	10,396

Effect of foreign exchange	(12)	(633)

Net increase (decrease) in cash and cash equivalents	(205,368)	12,647
Cash and cash equivalents at beginning of period	277,078	120,859

Cash and cash equivalents at end of period	$71,710	$133,506

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$20	20
Income taxes	$22,647	24,416

Noncash operating activities:
Deferral of sales inducements	$(6,895)	(4,851)

See accompanying notes to condensed consolidated financial statements (unaudited).

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of National Western Life Insurance Company and its subsidiaries (“Company” or "National Western") as of June 30, 2015, and the results of its operations and its cash flows for the for the three and six months ended June 30, 2015 and 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. It is recommended that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and are accessible free of charge through the Company's internet site at www.nationalwesternlife.com or the Securities and Exchange Commission internet site at www.sec.gov. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date.

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

The table below shows the unrealized gains and losses on available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014.

Affected Line Item in the Statements of Earnings	Amount Reclassified From Accumulated Other Comprehensive Income
	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)

Other net investment gains (losses)	$2,961	2,993	3,215	3,682
Net OTTI losses recognized in earnings	(107)	—	(107)	(35)
Earnings before Federal income taxes	2,854	2,993	3,108	3,647
Federal income taxes	999	1,047	1,088	1,276

Net earnings	$1,855	1,946	2,020	2,371

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	NEW ACCOUNTING PRONOUNCEMENTS

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

The Company is restricted by state insurance laws as to dividend amounts which may be paid to stockholders without prior approval from the Colorado Division of Insurance.  The restrictions are based on the greater of statutory earnings from operations excluding capital gains or 10% of statutory surplus of the Company.  The maximum dividend payment which may be made without prior approval in 2015 is $118.2 million. The Company did not declare or pay cash dividends on its common stocks during the six months ended June 30, 2015 and 2014.

On April 6, 2015, the Company, National Western Life Group, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Newco”), and NWLIC MergerCo, Inc., a Colorado corporation and wholly-owned subsidiary of Newco (“MergerCo”), entered into an Agreement and Plan of Merger (the “Reorganization Agreement”), that provides for the merger (the “Merger”) of the Company with MergerCo, with the Company surviving the Merger as a wholly-owned subsidiary of Newco. The Merger provides for the conversion of each share of Class A common stock, par value $1.00 per share, of the Company and each share of Class B common stock, par value $1.00 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger, into one duly issued, fully paid and non-assessable share of Class A common stock, par value $0.01 per share, of Newco ("Newco Class A Stock") or Class B common stock, par value $0.01 per share, of Newco, respectively (collectively with the other transactions contemplated by the Reorganization Agreement, the “Reorganization”). In addition, each outstanding option to acquire, or SARs relating to, shares of the Company's Class A Stock would automatically convert into an option to acquire, or SARs relating to, on the same terms and conditions, an identical number of shares of Newco Class A Stock.

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

The Reorganization Agreement is subject to specified conditions, including approval by the Company's shareholders, which was granted at the Annual Meeting of Shareholders (the "Annual Meeting") on Friday, June 19, 2015. It is currently expected that the Reorganization will be completed in the latter part of 2015 once the other conditions set forth in the Reorganization Agreement are satisfied.

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

	Three Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$28,858		29,183
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$28,858		29,183

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	28,042	816	28,358	825

Net income	$28,042	816	28,358	825

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200
Effect of dilutive stock options	1	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200

Basic Earnings Per Share	$8.16	4.08	8.26	4.13

Diluted Earnings Per Share	$8.16	4.08	8.25	4.13

Stock options that were outstanding during the three months ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive, were approximately 20,800 and 22,300, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30,
	2015		2014
	Class A	Class B	Class A	Class B
	(In thousands except per share amounts)

Numerator for Basic and Diluted Earnings Per Share:
Net income	$50,184		49,009
Dividends - Class A shares	—		—
Dividends - Class B shares	—		—

Undistributed income	$50,184		49,009

Allocation of net income:
Dividends	$—	—	—	—
Allocation of undistributed income	48,765	1,419	47,623	1,386

Net income	$48,765	1,419	47,623	1,386

Denominator:
Basic earnings per share - weighted-average shares	3,436	200	3,435	200
Effect of dilutive stock options	1	—	2	—

Diluted earnings per share - adjusted weighted-average shares for assumed conversions	3,437	200	3,437	200

Basic Earnings Per Share	$14.19	7.10	13.86	6.93

Diluted Earnings Per Share	$14.19	7.10	13.86	6.93

Stock options that were outstanding during the six months ended June 30, 2015 and 2014, but were not included in the computation of diluted earnings per share because the effect was anti-dilutive were approximately 21,300 and 22,300, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$51	42	102	84
Interest cost	246	239	492	479
Expected return on plan assets	(330)	(319)	(660)	(639)
Amortization of prior service cost	1	1	2	2
Amortization of net loss	196	106	392	211

Net periodic benefit cost	$164	69	328	137

The service costs shown in the above table represent plan expenses expected to be paid out of plan assets. Under clarification provided by the Pension Protection Act, plan expenses paid from plan assets are to be included in the plan's service cost component.

The Company's minimum required contribution for the 2015 plan year is $0.0 million. The Company had no remaining contribution payable for the 2014 plan year as of June 30, 2015. As of June 30, 2015, the Company had contributed a total of $0.0 million to the plan for the 2015 and 2014 plan years.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the components of net periodic benefit costs for the Chairman and President's nonqualified defined benefit plans.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Service cost	$64	74	128	147
Interest cost	219	251	438	502
Amortization of prior service cost	15	14	30	29
Amortization of net loss	379	324	757	647

Net periodic benefit cost	$677	663	1,353	1,325

The Company expects to contribute $2.0 million to these plans in 2015.  As of June 30, 2015, the Company has contributed $0.9 million to the plans.

(B)	Defined Benefit Postretirement Healthcare Plans

The Company sponsors two healthcare plans to provide postretirement benefits to certain fully-vested individuals.  The following table summarizes the components of net periodic benefit costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Interest cost	$33	27	65	55
Amortization of prior service cost	26	26	52	52
Amortization of net loss	15	(1)	30	(2)

Net periodic benefit cost	$74	52	147	105

The Company expects to contribute minimal amounts to the plan in 2015.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6)	SEGMENT AND OTHER OPERATING INFORMATION

The Company defines its reportable operating segments as domestic life insurance, international life insurance, and annuities. These segments are organized based on product types and geographic marketing areas.  A summary of segment information for the quarters ended June 30, 2015 and June 30, 2014 is provided below.

Selected Segment Information:
	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

June 30, 2015
Condensed Consolidated Balance Sheet Items:
Deferred policy acquisition costs and sales inducements	$70,561	254,785	657,108	—	982,454
Total segment assets	811,768	1,247,941	9,000,323	264,269	11,324,301
Future policy benefits	702,621	954,684	7,964,226	—	9,621,531
Other policyholder liabilities	11,846	16,398	115,537	—	143,781

Three Months Ended
June 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$7,937	29,364	6,206	—	43,507
Net investment income	8,005	8,785	79,509	5,960	102,259
Other revenues	4	(25)	4	5,211	5,194

Total revenues	15,946	38,124	85,719	11,171	150,960

Life and other policy benefits	3,882	5,587	6,651	—	16,120
Amortization of deferred acquisition costs	1,698	5,163	21,209	—	28,070
Universal life and annuity contract interest	5,460	6,927	37,044	—	49,431
Other operating expenses	3,442	5,212	5,434	4,714	18,802
Federal income taxes (benefit)	467	4,932	4,961	2,086	12,446

Total expenses	14,949	27,821	75,299	6,800	124,869

Segment earnings (loss)	$997	10,303	10,420	4,371	26,091

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
			(In thousands)

Six months ended
June 30, 2015
Condensed Consolidated Income Statements:
Premiums and contract revenues	$14,424	59,697	11,046	—	85,167
Net investment income	15,170	17,399	158,745	10,868	202,182
Other revenues	20	61	19	10,423	10,523

Total revenues	29,614	77,157	169,810	21,291	297,872

Life and other policy benefits	8,995	11,792	14,599	—	35,386
Amortization of deferred acquisition costs	4,879	4,513	46,330	—	55,722
Universal life and annuity contract interest	10,399	14,057	74,014	—	98,470
Other operating expenses	7,157	11,134	11,612	9,409	39,312
Federal income taxes (benefit)	(584)	11,477	7,484	3,824	22,201

Total expenses	30,846	52,973	154,039	13,233	251,091

Segment earnings (loss)	$(1,232)	24,184	15,771	8,058	46,781

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reconciliations of segment information to the Company's condensed consolidated financial statements are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and Other Revenues:
Premiums and contract revenues	$43,507	43,386	85,167	85,662
Net investment income	102,259	155,179	202,182	263,630
Other revenues	5,194	5,211	10,523	10,974
Realized gains (losses) on investments	4,258	3,065	5,236	4,578

Total condensed consolidated premiums and other revenues	$155,218	206,841	303,108	364,844

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Federal Income Taxes:
Total segment Federal income taxes	$12,446	12,602	22,201	22,309
Taxes on realized gains (losses) on investments	1,491	1,073	1,833	1,602

Total condensed consolidated Federal income taxes	$13,937	13,675	24,034	23,911

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net Earnings:
Total segment earnings	$26,091	27,191	46,781	46,033
Realized gains (losses) on investments, net of taxes	2,767	1,992	3,403	2,976

Total condensed consolidated net earnings	$28,858	29,183	50,184	49,009

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30,
	2015	2014
	(In thousands)

Assets:
Total segment assets	$11,324,301	10,924,254
Other unallocated assets	190,993	171,827

Total condensed consolidated assets	$11,515,294	11,096,081

(7)	SHARE-BASED PAYMENTS

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

All of the employees of the Company and its subsidiaries are eligible to participate in the current 2008 Plan (as well as previously in the expired 1995 Plan). In addition, directors of the Company are eligible to receive the same types of awards as employees except that they are not eligible to receive incentive stock options. Company directors, including members of the Compensation and Stock Option Committee, are eligible for nondiscretionary stock options. The directors' grants vest 20% annually following one full year of service to the Company from the date of grant. The employees' grants vest 20% annually following three full years of service to the Company from the date of grant. All grants issued expire after ten years. No awards were issued during the first six months of 2015 or 2014.

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the current fair value method to measure compensation cost. As of June 30, 2015 and 2014, the liability balance was $7.3 million and $7.7 million, respectively. A summary of shares available for grant and activity is detailed below.

		Options Outstanding
	Shares Available For Grant	Shares	Weighted- Average Exercise Price

Stock Options:
Balance at January 1, 2015	291,000	29,768	$242.48
Exercised	—	—	$—
Forfeited	—	(1,000)	$255.13
Expired	—	—	$—
Stock options granted	—	—	$—

Balance at June 30, 2015	291,000	28,768	$242.04

	Stock Appreciation Rights Outstanding
	Awards	Weighted- Average Exercise Price

Stock Appreciation Rights:
Balance at January 1, 2015	92,186	$157.71
Exercised	(3,975)	$143.19
Forfeited	—	$—
Granted	—	$—

Balance at June 30, 2015	88,211	$158.36

Stock options and SARs shown as forfeited in the above tables represent vested and unvested awards not exercised by plan participants prior to their termination from the Company. Forfeited stock options during the six months ended June 30, 2015 were awarded under the 1995 Plan. As the 1995 Plan terminated during calendar year 2010, the forfeited shares are not shown as being added back to the "Shares Available For Grant" balance.

The total intrinsic value of SARs exercised was $0.4 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. The total share-based liabilities paid for the exercised SARs were $0.4 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. The total fair value of stock options and SARs vested during the six months ended June 30, 2015 and 2014 was $0.6 million and $0.6 million, respectively. For the six months ended June 30, 2015 and 2014, the total cash received from the exercise of stock options under the Plans was $0 million and $0.2 million, respectively.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options and SARs outstanding at June 30, 2015.

	Options/SARs Outstanding
	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable

Exercise prices:
$255.13 (options)	20,768	2.8 years	20,768
$208.05 (options)	8,000	3.0 years	8,000
$236.00 (SARs)	250	3.1 years	200
$114.64 (SARs)	23,943	3.6 years	19,764
$132.56 (SARs)	29,518	6.5 years	8,704
$210.22 (SARs)	34,500	8.4 years	1,800

Totals	116,979		59,236

Aggregate intrinsic value (in thousands)	$7,408		$3,703

The aggregate intrinsic value in the table above is based on the closing stock price of $239.49 per share on June 30, 2015.

In estimating the fair value of the options outstanding at June 30, 2015 and December 31, 2014, the Company employed the Black-Scholes option pricing model with assumptions detailed below.

	June 30, 2015	December 31, 2014

Expected term of options	2.8 to 8.4 years	3.3 to 9.0 years
Expected volatility:
Range	21.14% to 37.77%	19.67% to 37.75%
Weighted-average	23.96%	22.91%
Expected dividend yield	0.15%	0.13%
Risk-free rate:
Range	0.22% to 1.54%	0.13% to 1.62%
Weighted-average	0.52%	0.56%

The Company reviewed the contractual term relative to the options as well as perceived future behavior patterns of exercise.  Volatility is based on the Company’s historical volatility over the expected term of the option’s expected exercise date.

The pre-tax compensation cost (benefit) recognized in the financial statements related to the two plans defined above was $(0.8) million and $(1.6) million for the three and six months ended June 30, 2015 compared to $0.8 million and $2.5 million for the three and six months ended June 30, 2014. The related tax (expense)/benefit recognized was $0.3 million and $0.6 million for the three and six months ended June, 2015 and 2014 compared to $(0.3) million and $(0.8) million for the three and six months ended June 30, 2014.

As of June 30, 2015, the total compensation cost related to nonvested options not yet recognized was $1.8 million.  This amount is expected to be recognized over a weighted-average period of 2.0 years.  The Company recognizes compensation cost over the graded vesting periods.

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

Separately, the Brazilian authorities have commenced an investigation into possible violations of Brazilian criminal law in connection with the issuance of the Company's insurance policies to Brazilian residents, and in assistance of such investigation a Commissioner appointed by the U.S. District Court for the Western District of Texas has issued a subpoena upon the Company to provide information relating to such possible violations. No conclusion can be drawn at this time as to the outcome of this investigation or how such outcome may impact the Company's business, results of operations, or financial condition. The Company continues to cooperate with the relevant governmental authorities in regard to this matter.

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

The Company had $2.8 million commitments to extend credit relating to mortgage loans at June 30, 2015. The Company evaluates each customer's creditworthiness on a case-by-case basis.

(9)	INVESTMENTS

(A)	Investment Gains and Losses

The table below presents realized investment gains and losses, excluding impairment losses, for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Available for sale debt securities:
Realized gains on disposal	$2,985	2,985	3,198	3,677
Realized losses on disposal	(65)	(14)	(74)	(22)
Held to maturity debt securities:
Realized gains on disposal	1,404	32	2,128	814
Realized losses on disposal	—	(6)	—	(17)
Equity securities realized gains (losses)	41	23	91	27
Real estate gains (losses)	—	45	—	134

Totals	$4,365	3,065	5,343	4,613

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company uses the specific identification method in computing realized gains and losses. For the three and six months ended June 30, 2015 the percentage of gains on bonds due to the call of securities was 94% and 91%, respectively. This includes calls out of the Company's available for sale portfolio of debt securities.

The table below presents net impairment losses recognized in earnings for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

Total other-than-temporary impairment gains (losses) on debt securities	$105	—	265	(4)
Portion of loss (gain) recognized in comprehensive income	(105)	—	(265)	(3)

Net impairment losses on debt securities recognized in earnings	—	—	—	(7)
Equity securities impairments	(107)	—	(107)	(28)

Totals	$(107)	—	(107)	(35)

The table below presents a roll forward of credit losses on securities for which the Company also recorded non-credit other-than-temporary impairments in other comprehensive loss.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
		(In thousands)

Beginning balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,298	2,472
Reductions for securities sold during current period	—	(20)	(181)
Additions for credit losses not previously recognized in other-than-temporary impairments	—	—	7

Ending balance, cumulative credit losses related to other-than-temporary impairments	$2,278	2,278	2,298

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(B)	Debt and Equity Securities

The table below presents amortized costs and fair values of securities held to maturity at June 30, 2015.

	Securities Held to Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
U.S. agencies	$15,038	517	(137)	15,418
U.S. Treasury	1,923	369	—	2,292
States and political subdivisions	439,504	26,535	(2,536)	463,503
Foreign governments	—	—	—	—
Public utilities	1,010,342	53,640	(4,433)	1,059,549
Corporate	4,056,712	153,167	(37,448)	4,172,431
Mortgage-backed	1,575,798	62,921	(8,333)	1,630,386
Home equity	18,380	4,574	—	22,954
Manufactured housing	3,742	321	—	4,063

Totals	$7,121,439	302,044	(52,887)	7,370,596

The table below presents amortized costs and fair values of securities available for sale at June 30, 2015.

	Securities Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Debt securities:
States and political subdivisions	$588	—	(53)	535
Foreign governments	9,943	482	—	10,425
Public utilities	150,042	8,407	(480)	157,969
Corporate	2,512,794	105,156	(22,270)	2,595,680
Mortgage-backed	42,184	3,734	—	45,918
Home equity	11,381	199	(8)	11,572
Manufactured housing	1,411	43	—	1,454
	2,728,343	118,021	(22,811)	2,823,553

Equity securities	12,650	4,637	(251)	17,036

Totals	$2,740,993	122,658	(23,062)	2,840,589

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the gross unrealized losses and fair values of the Company's held to maturity investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2015.

	Securities Held to Maturity
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
U.S. agencies	$4,858	(137)	—	—	4,858	(137)
States and political subdivisions	65,904	(1,633)	12,567	(903)	78,471	(2,536)
Public utilities	228,627	(3,727)	17,802	(706)	246,429	(4,433)
Corporate	1,176,531	(25,477)	300,133	(11,971)	1,476,664	(37,448)
Mortgage-backed	234,516	(4,501)	85,928	(3,832)	320,444	(8,333)

Total temporarily impaired securities	$1,710,436	(35,475)	416,430	(17,412)	2,126,866	(52,887)

The following table shows the gross unrealized losses and fair values of the Company's available for sale investments by investment category and length of time the individual securities have been in a continuous unrealized loss position at June 30, 2015.

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	535	(53)	535	(53)
Public utilities	17,472	(480)	—	—	17,472	(480)
Corporate	740,487	(16,629)	114,467	(5,641)	854,954	(22,270)
Home equity	—	—	4,827	(8)	4,827	(8)
	757,959	(17,109)	119,829	(5,702)	877,788	(22,811)

Equity securities	2,989	(196)	1,378	(55)	4,367	(251)

Total temporarily impaired securities	$760,948	(17,305)	121,207	(5,757)	882,155	(23,062)

Unrealized losses for securities held to maturity and securities available for sale increased during the first six months of 2015 due primarily to the upward movement in market interest rates. The Company does not consider investments with unrealized losses to be other-than-temporarily impaired since it does not anticipate selling these securities prior to maturity and expects to receive all amounts due relative to principal and interest.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company does not consider securities to be other-than-temporarily impaired when the market decline is attributable to factors such as interest rate movements, market volatility, liquidity, spread widening and credit quality and when recovery of all amounts due under the contractual terms of the security is anticipated. Based on the review and the Company's ability and intent not to sell these securities until maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015. The Company will monitor the investment portfolio for future changes in issuer facts and circumstances that could result in future impairments beyond those currently identified.

During the second quarter of 2015, the Company recorded $0.1 million other-than-temporary impairment on equity securities.

Debt securities. The gross unrealized losses for debt securities are made up of 364 individual issues, or 27.3% of the total debt securities held by the Company. The market value of these bonds as a percent of amortized cost averages 97.5%. Of the 364 securities, 77, or 21.2%, fall in the 12 months or greater aging category; and 361 were rated investment grade at June 30, 2015.

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

	Securities Available for Sale
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Debt securities:
States and political subdivisions	$—	—	553	(36)	553	(36)
Public utilities	—	—	14,827	(126)	14,827	(126)
Corporate	100,373	(2,990)	187,699	(5,971)	288,072	(8,961)
Home equity	—	—	4,826	(9)	4,826	(9)
	100,373	(2,990)	207,905	(6,142)	308,278	(9,132)

Equity securities	305	(52)	3,801	(293)	4,106	(345)

Total temporarily impaired securities	$100,678	(3,042)	211,706	(6,435)	312,384	(9,477)

(C)	Transfer of Securities

During the three and six months ended June 30, 2015 and 2014, the Company made no transfers to the held to maturity category from securities available for sale.

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

Loans in foreclosure, loans considered impaired or loans past due 90 days or more are placed on a non-accrual status. If a mortgage loan is determined to be on non-accrual status, the mortgage loan does not accrue any revenue into the Condensed Consolidated Statements of Earnings. The loan is independently monitored and evaluated as to potential impairment or foreclosure. If delinquent payments are made and the loan is brought current, then the Company returns the loan to active status and accrues income accordingly. The Company had no mortgage loans past due 90 days or more at June 30, 2015 or 2014 and as a result all interest income was recognized at June 30, 2015 or 2014.

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table represents the mortgage loan portfolio by loan-to-value ratio.

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Loan-to-Value Ratio (1):
Less than 50%	$44,743	33.7	$52,564	35.0
50% to 60%	44,385	33.4	50,553	33.7
60% to 70%	19,935	15.0	14,567	9.7
70% to 80%	4,291	3.2	12,656	8.4
80% to 90%	19,557	14.7	5,399	3.6
Greater than 90%	—	—	14,414	9.6
Gross balance	132,911	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$132,261	99.5	$149,503	99.6

(1) Loan-to-Value Ratio determined using the most recent appraised value. Appraisals are required at the time of funding and may be updated if a material change occurs from the original loan agreement.

The mortgage loans in the greater than 90% category at December 31, 2014 relate to loans made with a long standing borrower. The loans are backed by the investment property, contracted leases, as well as a separate and additional guarantee of the long standing borrower and at June 30, 2015 are included in the 80% to 90% category.

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

The following table represents the mortgage loan allowance.

	June 30, 2015	December 31, 2014
	(In thousands)

Balance, beginning of period	$650	650
Provision	—	—
Releases	—	—

Balance, end of period	$650	650

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(10)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following tables set forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the date indicated:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,823,553	—	2,823,553	—
Equity securities, available for sale	17,036	16,533	503	—
Derivatives, index options	72,527	—	—	72,527

Total assets	$2,913,116	16,533	2,824,056	72,527

Policyholder account balances (a)	$88,109	—	—	88,109
Other liabilities (b)	7,259	—	—	7,259

Total liabilities	$95,368	—	—	95,368

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended June 30, 2015, the Company had no transfers into or out of Levels 1, 2 or 3.

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale	$2,711,377	—	2,711,377	—
Equity securities, available for sale	17,303	16,862	441	—
Derivatives, index options	114,287	—	—	114,287

Total assets	$2,842,967	16,862	2,711,818	114,287

Policyholder account balances (a)	$133,236	—	—	133,236
Other liabilities (b)	9,256	—	—	9,256

Total liabilities	$142,492	—	—	142,492

(a)  Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)  Represents the liability for share-based compensation.

The following tables present, by pricing source and fair value hierarchy level, the Company’s assets that are measured at fair value on a recurring basis:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)

Debt securities, available for sale:
Priced by third-party vendors	$2,823,553	—	2,823,553	—
Priced internally	—	—	—	—
Subtotal	2,823,553	—	2,823,553	—

Equity securities, available for sale:
Priced by third-party vendors	17,036	16,533	503	—
Priced internally	—	—	—	—
Subtotal	17,036	16,533	503	—

Derivatives, index options:
Priced by third-party vendors	72,527	—	—	72,527
Priced internally	—	—	—	—
Subtotal	72,527	—	—	72,527

Total	$2,913,116	16,533	2,824,056	72,527

Percent of total	100.0%	0.6%	96.9%	2.5%

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

	For the Three Months Ended June 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2015	$—	—	95,987	95,987	119,987
Total realized and unrealized gains (losses):
Included in net income	—	—	(8,782)	(8,782)	(9,653)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	21,473	21,473	21,473
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(36,151)	(36,151)	(36,439)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	72,527	72,527	95,368

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	(11,922)	(11,922)	—
Benefits and expenses	—	—	—	—	(813)

Total	$—	—	(11,922)	(11,922)	(813)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	For the Three Months ended June 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Balance at April 1, 2014	$—	—	134,916	134,916	160,536
Total realized and unrealized gains (losses):
Included in net income	—	—	45,251	45,251	44,779
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	18,232	18,232	18,232
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(51,885)	(51,885)	(52,119)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	146,514	146,514	171,428

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	43,313	43,313	—
Benefits and expenses	—	—	—	—	1,006

Total	$—	—	43,313	43,313	1,006

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2015
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2015	$—	—	114,287	114,287	142,492
Total realized and unrealized gains (losses):
Included in net income	—	—	(17,069)	(17,069)	(22,036)
Included in other comprehensive income	—	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	39,929	39,929	39,929
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(64,620)	(64,620)	(65,017)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	72,527	72,527	95,368

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held at end of period:
Net investment income	$—	—	(17,830)	(17,830)	—
Other operating expenses	—	—	—	—	(1,600)

Total	$—	—	(17,830)	(17,830)	(1,600)

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2014
	Debt Securities, Available for Sale	Equity Securities, Available for Sale	Derivatives, Index Options	Total Assets	Other Liabilities
	(In thousands)

Beginning balance, January 1, 2014	$—	—	169,314	169,314	193,338
Total realized and unrealized gains (losses):
Included in net income	—	—	45,799	45,799	47,430
Included in other comprehensive income	—	—	—	—
Purchases, sales, issuances and settlements, net:
Purchases	—	—	33,569	33,569	33,569
Sales	—	—	—	—	—
Issuances	—	—	—	—	—
Settlements	—	—	(102,168)	(102,168)	(102,909)
Transfers into (out of) Level 3	—	—	—	—	—

Balance at end of period	$—	—	146,514	146,514	171,428

Change in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period:
Net investment income	$—	—	44,200	44,200	—
Other operating expenses	—	—	—	—	3,091

Total	$—	—	44,200	44,200	3,091

The following tables show the quantitative information about the Company's level 3 assets and liabilities.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input
	(In thousands)

Derivatives, index options	$72,527	Broker prices	Implied volatility
			Inputs from broker proprietary models

Total assets	$72,527

Policyholder account balances	$88,109	Deterministic cash flow model	Projected option cost
Other liabilities	7,259	Black-Scholes model	Expected term
			Forfeiture assumptions

Total liabilities	$95,368

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

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

	June 30, 2015
			Fair Value Hierarchy Level
	Carrying Values	Fair Values	Level 1	Level 2	Level 3
	(In thousands)
ASSETS
Investments in debt and equity securities:
Securities held to maturity	$7,121,439	7,370,596	—	7,370,596	—
Securities available for sale	2,840,589	2,840,589	16,533	2,824,056	—

Cash and cash equivalents	71,710	71,710	71,710	—	—
Mortgage loans	132,261	137,917	—	—	137,917
Policy loans	61,933	107,914	—	—	107,914
Other loans	2,598	2,773	—	—	2,773
Derivatives, index options	72,527	72,527	—	—	72,527
Short-term investments	—	—	—	—	—
Life interest in Trust	—	12,775	—	—	12,775

LIABILITIES
Deferred annuity contracts	$7,597,966	7,215,118	—	—	7,215,118
Immediate annuity and supplemental contracts	439,889	467,034	—	—	467,034

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

The tables below present the fair value of derivative instruments as of June 30, 2015 and December 31, 2014, respectively.

	June 30, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$72,527

Fixed-index products			Universal Life and Annuity Contracts	$88,109

Total		$72,527		$88,109

	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedging instruments

Equity index options	Derivatives, Index Options	$114,287

Fixed-index products			Universal Life and Annuity Contracts	$133,236

Total		$114,287		$133,236

NATIONAL WESTERN LIFE INSURANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2015 and 2014.

		June 30, 2015	June 30, 2014
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(8,782)	45,251

Fixed-index products	Universal life and annuity contract interest	8,840	(43,986)

		$58	1,265

The table below presents the effect of derivative instruments in the Condensed Consolidated Statements of Earnings for the six months ended June 30, 2015 and 2014.

		June 30, 2015	June 30, 2014
Derivatives Not Designated As Hedging Instruments	Location of Gain or (Loss) Recognized In Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		(In thousands)

Equity index options	Net investment income	$(17,069)	45,799

Fixed-index products	Universal life and annuity contract interest	20,436	(44,970)

		$3,367	829

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

Management's discussion and analysis of the financial condition and results of operations (“MD&A”) of National Western Life Insurance Company for the three and six months ended June 30, 2015 follows. This discussion should be read in conjunction with the Company's condensed consolidated financial statements and related notes beginning on page 3 of this report and with the 2014 Annual Report filed on Form 10-K with the SEC.

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

The Company monitors these factors continually as key business indicators. The discussion that follows in this Item 2 includes these indicators and presents information useful to an overall understanding of the Company's business performance for the six months ended June 30, 2015, incorporating required disclosures in accordance with the rules and regulations of the Securities and Exchange Commission.

Insurance Operations - Domestic

The Company is currently licensed to do business in all states and the District of Columbia except for New York. Products marketed are annuities, universal life insurance, fixed-index universal life, and traditional life insurance, which include both term and whole life products. The Company's domestic sales have historically been more heavily weighted toward annuity products, which include single and flexible premium deferred annuities, single premium immediate annuities, and fixed-index annuities. Most of these annuities can be sold as tax qualified or nonqualified products. At June 30, 2015, the Company maintained approximately 138,400 annuity contracts in force and 55,000 domestic life insurance policies in force representing $3.1 billion in face amount of coverage.

National Western markets and distributes its domestic products primarily through independent national marketing organizations ("NMOs"). These NMOs assist the Company in recruiting, contracting, and managing independent agents. The Company's agents are independent contractors who are compensated on a commission basis. The Company currently has approximately 19,800 domestic independent agents contracted. Roughly 14% of these contracted agents have submitted policy applications to the Company in the past twelve months.

Insurance Operations - International

The Company's international clientèle consists mainly of foreign nationals in upper socioeconomic classes. Insurance products are issued primarily to residents of countries in Central and South America, the Caribbean, Eastern Europe, Asia and the Pacific Rim based upon applications received in the Company's home office in Austin, Texas. Issuing policies to residents of countries in these different regions provides diversification that helps to minimize large fluctuations that could arise due to various economic, political, and competitive pressures that may occur from one country to another. Products issued to international residents are almost entirely universal life and traditional life insurance products. However, certain annuity and investment contracts are also available. At June 30, 2015, the Company had approximately 70,000 international life insurance policies in force representing approximately $19.8 billion in face amount of coverage.

International applications are submitted by independent contractor consultants and broker-agents. The Company has approximately 2,400 independent international consultants and brokers currently contracted, 42% of which have submitted policy applications to the Company in the past twelve months.

There are some inherent risks of accepting international applications, which are not present within the domestic market, that are reduced substantially by the Company in several ways. As previously described, the Company accepts applications from foreign nationals in upper socioeconomic classes who have substantial financial resources. This targeted customer base coupled with the Company's conservative underwriting practices have historically resulted in claims experience, due to natural causes, similar to that in the United States. The Company minimizes exposure to foreign currency risks by requiring payment of premiums, claims and other benefits almost entirely in United States dollars. The Company's fifty plus years of experience with the international products and its longstanding independent consultant and broker-agent relationships further serve to minimize risks.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)

International:
Universal life	$742	1,045	1,427	2,200
Traditional life	656	905	1,493	1,870
Equity-index life	4,077	3,109	7,241	6,542

	5,475	5,059	10,161	10,612
Domestic:
Universal life	16	56	34	66
Traditional life	(8)	43	91	82
Equity-index life	4,903	4,344	8,894	7,791

	4,911	4,443	9,019	7,939

Totals	$10,386	9,502	19,180	18,551

Life insurance sales, as measured by annualized first year premiums, increased 9% in the second quarter of 2015 as compared to the second quarter of 2014. By market segment, the domestic life insurance line of business posted an 11% increase over the comparable results during the second quarter of 2014 while international life sales increased 8% during the same time frame. For the six months ended June 30, 2015 total life sales increased over 2014 levels by 3% as domestic life insurance sales increased 14% during this period and international life insurance sales declined 4%.

Equity-index universal life products continue to be the predominant product sold in the domestic life market. Most of these sales are single premium mode products (one year. five year, or ten year) designed for transferring accumulated wealth tax efficiently into life insurance policies with limited underwriting due to lesser net insurance amounts at risk (face amount of the insurance policy less cash premium contributed). The Company began offering graded death benefit whole life and term insurance (traditional) products on a trial basis through a contracted distributor and intends to make these products available to all contracted agents by the third quarter of 2015.

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

Applications submitted from residents of Latin America and the Pacific Rim perennially have historically comprised the majority of the Company's international life insurance sales. As noted previously, the Company's international sales by geographic market tend to fluctuate with the socio and economic climates in these regions. The Company's mix of international sales by geographic region is as follows.

	Six Months Ended June 30,
	2015	2014

Percentage of International Sales:
Latin America	86.7%	84.9%
Pacific Rim	10.2	10.5
Eastern Europe	3.1	4.6

Totals	100.0%	100.0%

Year-to-date, the Company has accepted new business from residents outside of the United States in over thirty different countries with Venezuela (22%), Peru (17%), and Brazil (12%) comprising the regions with contributions greater than 10% of total international sales. Sales to residents of Venezuela and Peru increased in the first six months of 2015 compared to the same period in 2014 while sales to residents of Brazil declined during the same period.

The Company's domestic operations life product portfolio include single premium universal life ("SPUL") and equity-index universal life ("EIUL") products as well as hybrids of the EIUL and SPUL products, combining features of these core products. These life insurance products were designed to facilitate the wealth transfer of accumulated savings of the Baby Boomer segment of the population entering their retirement years, via systematic funding mechanisms such as single premium immediate annuities. The wealth transfer life products have been valuable offerings for the Company's distributors as evidenced by comprising nearly 99% of total domestic life sales in the first six months of 2015.

The Company's domestic life product portfolio including the wealth transfer products has gradually increased the average new policy face amount since the Company implemented commission caps on domestic policies in 2009 as shown in the following table.

	Average New Policy Face Amount
	Domestic	International

Year ended December 31, 2009	201,400	315,300
Year ended December 31, 2010	164,800	338,600
Year ended December 31, 2011	178,500	363,600
Year ended December 31, 2012	254,900	380,200
Year ended December 31, 2013	286,000	384,000
Year ended December 31, 2014	286,600	382,600
Six months ended June 30, 2015	276,500	354,000

The Company's efforts are directed toward maintaining its competitive advantages in accepting applications from upper socio-economic residents of international countries and to its wealth transfer strategies for domestic life sales. In both of these strategies the Company's portfolio of fixed-index (equity indexed) life insurance products plays an important role. Fixed-index life products accounted for 84% of total life sales in the first six months of 2015, as compared to 77% for the same period in 2014.

The table below sets forth information regarding the Company's life insurance in force for each date presented.

	Insurance In Force as of
	June 30,
	2015	2014
	($ in thousands)

Universal life:
Number of policies	49,330	52,470
Face amounts	$6,388,970	6,924,620

Traditional life:
Number of policies	36,490	38,130
Face amounts	$3,623,850	3,515,490

Fixed-index life:
Number of policies	39,220	37,050
Face amounts	$9,824,820	9,261,500

Rider face amounts	$3,066,080	2,827,290

Total life insurance:
Number of policies	125,040	127,650
Face amounts	$22,903,720	22,528,900

At June 30, 2015, the Company’s face amount of life insurance in force was comprised of $19.8 billion from the international line of business and $3.1 billion from the domestic line of business. At June 30, 2014, these amounts were $19.6 billion and $2.9 billion for the international and domestic lines of business, respectively.

Annuities

The following table sets forth information regarding the Company's annuity sales activity as measured by single and annualized first year premiums. Similar to life insurance sales, these figures are considered a non-GAAP financial measure but are shown in accordance with industry practice and depict the Company's sales productivity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$183,140	198,326	337,502	352,888
Other deferred annuities	17,035	19,969	29,913	32,962
Immediate annuities	1,060	2,057	2,017	4,717

Totals	$201,235	220,352	369,432	390,567

Annuity sales in the second quarter of 2015 were 9% lower than in the second quarter of 2014 and were 5% lower for the six months ended June 30th. Annuity sales in the first six months of 2015 are generally in line with the Company's projected sales goal for the year of $800 million. Approximately 74% of the annuity premium submitted as of June 30, 2015 is comprised of "1035 Exchange" business. This refers to the Internal Revenue Code section that allows the tax-deferred inside build-up on certain insurance and financial products to transfer from one product to another intact (i.e. does not trigger a current tax event). With this type of sale, the Company must pursue collection of identified funds held by other financial institutions in order to place the policy in force. There are inherent delays in collecting 1035 Exchange funds from other financial institutions. With a significant portion of the Company's annuity sales emanating from these fund sources, a backlog of future sales awaiting collection of 1035 Exchange proceeds existed at the end of the second quarter.

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

Under the auspices of the Company's enterprise risk management (ERM) processes, in 2012 Company management evaluated the potential ramifications of continuing a high level of annuity sales in the depressed interest rate environment precipitated by the "quantitative easing" programs enacted by the Federal Reserve and the European debt crisis. Taken into consideration was the Federal Reserve's ongoing announced intention to maintain interest rates at historically reduced levels over several years. While the Company does not subsidize its interest crediting rates on new policies in order to obtain market share, the Company's ERM considerations determined that managing to a lower level of annuity sales was prudent given the environment.

The Company's mix of annuity sales have historically shifted with interest rate levels and the relative performance of the equity market. Over the past several years, sales of fixed-index products have accounted for 60% to 90% of all annuity sales. During the first six months of 2015 this percentage reached 91% reflecting the ongoing bull market run in equities since bottoming out in 2009 and the persisting low level of fixed interest rates. For all fixed-index products, the Company purchases over the counter call options to hedge the equity return feature. The options are purchased relative to the issuance of the annuity contracts in such a manner to minimize timing risk. Generally, the index return during the indexing period (if the underlying index increases) becomes a component in a formula (set forth in the annuity), the result of which is credited as interest to contract holders electing the index formula crediting method at the beginning of the indexing period. The formula result can never be less than zero with these products. The Company does not deliberately mismatch or under hedge for the equity feature of the products. Fixed-index products also provide the contract holder the alternative to elect a fixed interest rate crediting option.

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

The following table sets forth information regarding annuities in force for each date presented.

	Annuities In Force as of
	June 30,
	2015	2014
	($ in thousands)

Fixed-index annuities
Number of policies	70,800	66,550
GAAP annuity reserves	$5,370,138	4,997,973

Other deferred annuities
Number of policies	52,310	56,340
GAAP annuity reserves	$2,181,772	2,372,493

Immediate annuities
Number of policies	15,290	16,440
GAAP annuity reserves	$362,898	369,030

Total annuities
Number of policies	138,400	139,330
GAAP annuity reserves	$7,914,808	7,739,496

Impact of Recent Business Environment

The Company's business is generally aided by an economic environment undergoing expansion, whether moderate or vibrant. Conversely, a muted economic recovery could adversely impact the demand for the Company's products. After a first quarter of substandard U.S. GDP growth, subsequent financial data has been generally supportive of a modestly growing domestic economy. However, the economic indicators still offer a mixture of positive and negative signals. U.S. employers added to job growth at a healthy pace in the second quarter which helped to buoy consumer confidence and the housing market. Conversely, corporate earnings continue to moderate in part due to a strong U.S. dollar which causes business overseas to be more expensive for American companies. Additional global concerns muddying the waters include ongoing instability in the Middle East, fears of a Greek exit from the Euro, and a perceived contraction in the Chinese economy.

With positive trends remaining somewhat underwhelming a good level of uncertainty remains as to how much longer the Federal Reserve will choose to hold short-term interest rates near zero percent. The Federal Reserve continued to hold interest rates at historically low levels during the second quarter, although Federal officials estimated modest rate hikes by year end 2015. This uncertainty, like others, introduces additional volatility to financial markets which in turn influences consumer spending and savings behavior.

Industry analysts and observers generally agree that a sudden jump in interest rate levels would be harmful to life insurers with interest-sensitive products as it could provide an impetus for abnormal levels of product surrenders and withdrawals at the same time fixed debt securities held by insurers declined in market value. It is generally held that a move up to 100 basis points would not be sufficient to drive the policyholder behavior in this direction. However, a relatively quick expansion of 200 to 300 basis points in rates may increase the potential for incremental policy lapses. Observers of credit markets anticipate an eventual rise in yields and speculate as to what the timing and rate of increase may be. Sentiment at the present time is that the conditions for a sudden increase in rates are not evident or on the near-term horizon. Irrespective, it is uncertain what direction and at what pace interest rate movements may occur in the future and what impact, if any, such movements would have on the Company's business, results of operations, cash flows or financial condition.

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

Consolidated Operations

Revenues.  The following details Company revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Universal life and annuity contract charges	$38,345	38,217	75,658	76,222
Traditional life premiums	5,162	5,169	9,509	9,440
Net investment income (excluding derivatives)	111,041	109,928	219,251	217,831
Other revenues	5,194	5,211	10,523	10,974

Operating revenues	159,742	158,525	314,941	314,467
Derivative gain (loss)	(8,782)	45,251	(17,069)	45,799
Net realized investment gains (losses)	4,258	3,065	5,236	4,578

Total revenues	$155,218	206,841	303,108	364,844

Universal life and annuity contract charges - Revenues for universal life and annuity contracts were slightly lower for the first six months in 2015 compared to 2014 primarily due to a decrease in surrender charge fees recognized. Revenues for universal life and annuity products consist of policy charges for the cost of insurance, administration charges, and surrender charges assessed against policyholder account balances, less reinsurance premiums, as shown in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Contract Revenues:
Cost of insurance and administrative charges	$33,239	31,813	66,243	63,554
Surrender charges	9,778	11,146	18,725	21,036
Other charges	(1,080)	(1,160)	(1,802)	(857)
Gross contract revenues	41,937	41,799	83,166	83,733

Reinsurance premiums	(3,592)	(3,582)	(7,508)	(7,511)

Net contract revenues	$38,345	38,217	75,658	76,222

Cost of insurance charges typically trend with the size of the life insurance block in force and the amount of new business issued during the period. Life insurance in force during the six months ended June 30, 2015 averaged approximately $23.0 billion while for the same period of 2014 averaged $22.5 billion. Accordingly, for the six months ended June 30, 2015, cost of insurance charges increased to $52.3 million from $50.5 million at June 30, 2014. For the second quarter ended June 30th, cost of insurance charges recognized increased to $26.1 million in 2015 from $25.2 million in the same period of 2014. Administrative charges pertaining to new business issued increased to $13.9 million from $13.1 million for the six months ended June 30, 2015 versus June 30, 2014 primarily due to a 20% increase in domestic life insurance policies issued. For the three months ended June 30, 2015 and 2014, administrative charges from new business issued were $7.1 million and $6.6 million, respectively.

Surrender charges assessed against policyholder account balances upon withdrawal declined 11% in the first six months of 2015 versus the comparable prior year period. While the Company earns surrender charge income that is assessed upon policy terminations, the Company's overall profitability is enhanced when policies remain in force, additional contract revenues are realized and the Company continues to make an interest rate spread on outstanding policyholder account balances (the difference between what is earned on invested assets and the amount credited to policyholders). In the first six months of 2015, lapse rates on life insurance and annuity policies were consistent with the prior year. The decrease in surrender charge income recognized in the current quarter reflects a change in the duration of policies at the time of surrender with later duration policy surrenders having a lower surrender charge assessed.

Traditional life and annuity premiums - Traditional life and annuity premiums were generally level in the first six months of 2015 compared to the same period in 2014. Traditional life insurance premiums for products such as whole life and term life are recognized as revenues over the premium-paying period. The Company began offering graded death benefit whole life and term products in its domestic markets during 2014 and is in the process of expanding the availability of this portfolio of products to contracted producers. The Company's life insurance sales focus has historically been primarily centered around universal life products. Universal life products, especially the Company's equity indexed universal life products which offer the opportunity for consumers to acquire life insurance protection and receive credited interest linked in part to an outside market index such as the S&P 500 Index®, have been more popular product offerings in the Company's markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Gross investment income:
Debt securities	$104,160	102,688	207,387	205,209
Mortgage loans	2,150	2,418	4,856	4,711
Policy loans	998	1,055	1,950	2,138
Short-term investments	46	76	155	121
Other invested assets	3,938	3,956	5,456	6,234

Total investment income	111,292	110,193	219,804	218,413
Less: investment expenses	251	265	553	582

Net investment income (excluding derivatives)	111,041	109,928	219,251	217,831
Derivative gain (loss)	(8,782)	45,251	(17,069)	45,799

Net investment income	$102,259	155,179	202,182	263,630

For the six months ended June 30, 2015, debt securities generated approximately 95% of total investment income, excluding derivative gain (loss). The stable level of investment income from debt securities through the second quarter of 2015 versus 2014 despite higher portfolio balances in the current period reflects higher yielding debt securities maturing or being called by borrowers and being replaced with lower yielding securities in the current interest rate environment. Investment yields on new bond purchases during the first six months of 2015 remained below the portfolio's weighted average yield. Mortgage loan investment income for the six months ended June 30, 2015 increased over the comparable period in 2014 reflecting incremental new loan volume and profit participation receipts in the current year. The Company's new mortgage loan activity has been relatively low by historical standards in recent years given the low level of rates and the higher level of risk associated with commercial properties in the current economic environment. During the six months ended June 30, 2015 the Company originated new mortgage loans in the amount of $1.6 million.

In order to evaluate underlying profitability and results from ongoing operations, net investment income performance is analyzed excluding derivative gain (loss), which is a common practice in the insurance industry.  Net investment income performance is summarized as follows.

	Six Months Ended June 30,
	2015	2014
	(In thousands)

Excluding derivatives:
Net investment income	$219,251	217,831
Average invested assets, at amortized cost	$10,044,392	9,512,513
Annual yield on average invested assets	4.37%	4.58%

Including derivatives:
Net investment income	$202,182	263,630
Average invested assets, at amortized cost	$10,137,799	9,670,426
Annual yield on average invested assets	3.99%	5.45%

The lower yield on average invested assets, excluding derivatives, through the second quarter of 2015 compared to 2014 is due to lower yields obtained on new fixed maturity debt securities investments. During 2014, the average yield on bond purchases to fund insurance operations was 3.68% representing a 1.12% spread over treasury rates. Insurance operation bond purchases through the second quarter of 2015 had an average yield of 3.36% with spreads increasing slightly to 1.26% over treasury rates. The yield rates during both 2014 and 2015 are below the weighted average bond portfolio rate which approximated 4.3% at June 30, 2015. The weighted average quality of new purchases during the first six months was "A-", which was the same as the overall quality rating of purchases during 2014. The composite duration of purchases during the first six months of 2015 matched that for 2014 purchases. The Company's general investment strategy is to purchase securities with maturity dates approximating ten years in the future. Accordingly, an appropriate measure for benchmarking the direction of interest rate levels for the Company's debt security purchases is the ten year treasury bond rate. After ending 2014 at a rate of 2.17%, the daily closing yield of the ten year treasury bond ranged from a low of approximately 1.65% to a high of 2.50% during the first six months of 2015, and ended the second calendar quarter at 2.35%.

Other revenues - Other revenues primarily pertain to the Company's two nursing home operations in Reno, Nevada and San Marcos, Texas. Revenues associated with these operations were $10.4 million and $10.6 million for the six months ended June 30, 2015 and 2014, respectively. Lower nursing home revenues reflect lower census figures at the facilities thus far in 2015.

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

Gains and losses from index options are due to changes in equity market conditions. Index options are intended to act as hedges to match the returns on the product's underlying reference index and the rise or decline in the index relative to the index level at the time of the option purchase which causes option values to likewise rise or decline. As income from index options fluctuates with the underlying index, the contract interest expense to policyholder accounts for the Company's fixed-index products also fluctuates in a similar manner and direction. For the quarter ended June 30, 2015, the reference indices decreased and the Company recorded an overall loss from index options with substantially a corresponding decrease in contract interest expense during this period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Derivatives:
Unrealized gain (loss)	$(26,701)	9,872	(48,119)	(28,226)
Realized gain (loss)	17,919	35,379	31,050	74,025

Total gain (loss) included in net investment income	$(8,782)	45,251	(17,069)	45,799

Total contract interest	$49,431	102,429	98,470	165,365

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

Net realized investment gains (losses) - Realized gains on investments in 2015 primarily resulted from bond calls and sales. The net gains reported for the six months ended June 30, 2015 consisted of gross gains of $5.4 million offset by gross losses of $0.2 million. Other-than-temporary impairment losses of $0.1 million were recorded during the six months ended June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Impairment or valuation write-downs:
Bonds	$—	—	—	7
Equities	107	—	107	28

Total	$107	—	107	35

As shown in the table above, the Company recognized minimal impairments during the first six months of 2015 and 2014. Equity securities (common stocks) represent 0.1% of invested assets and individual common stock holdings have an average cost basis of approximately $42,000.

Benefits and Expenses.  The following table details benefits and expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Life and other policy benefits	$16,120	14,796	35,386	27,759
Amortization of deferred policy acquisition costs	28,070	27,258	55,722	55,837
Universal life and annuity contract interest	49,431	102,429	98,470	165,365
Other operating expenses	18,802	19,500	39,312	42,963

Totals	$112,423	163,983	228,890	291,924

Life and other policy benefits - Death claim benefits, the largest component of policy benefits, increased to $21.5 million year-to-date in 2015 compared to $17.3 million for the first six months of 2014. For the three months ended June 30, 2015 and 2014, death claim benefits were $8.5 million and $9.6 million, respectively. Death claim amounts are generally subject to variation from period to period and the Company's mortality experience has generally been consistent with or better than its product pricing assumptions.

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

The following table identifies the effects of unlocking and true-up adjustments on DPAC balances recorded through amortization expense for the three and six months ended June 30, 2015 and 2014.

Increase (Decrease) in DPAC Balance	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Unlocking	$—	—	1,810	—
True-up	4,100	208	5,520	4,098

Totals	$4,100	208	7,330	4,098

True-up adjustments were recorded in 2015 and 2014 relative to partial surrender rates, mortality rates, credited interest rates and earned rates for the current year's experience. In the second quarter, true-up adjustments resulted in a $4.1 million decrease in amortization expense for 2015 and a $0.2 million decrease for 2014. These adjustments further produced a $5.5 million decrease in amortization expense for the six months ended June 30, 2015, and a $4.1 million decrease for the six months ended June 30, 2014. The true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $9.7 million in the first six months of 2015 whereas the true-up adjustments for the annuity line of business during the same period were negative by $4.2 million incrementally adding to amortization expense. For the six months ended June 30, 2014, true-up adjustments for the life insurance lines of business were positive (decrease to amortization expense) by $8.0 million while true-up adjustments for the annuity line of business increased amortization expense by approximately $3.9 million.

No unlocking adjustments were made by the Company in the first six months of 2014. In the six months ended June 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). In addition, the Company unlocked the DPAC balance associated with its annuity segment for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). While the Company is required to evaluate its emergence of profits continually, management believes that the current amortization patterns of deferred policy acquisition costs, incorporating these unlocking adjustments, are reflective of actual experience.

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

The Company's approximated average credited rates through the first six months, excluding and including fixed-index (derivative) products, were as follows:

	June 30,		June 30,
	2015	2014	2015	2014
	(Excluding fixed-index products)		(Including fixed-index products)

Annuity	2.47%	2.52%	1.84%	3.29%
Interest sensitive life	3.73%	3.79%	3.52%	6.16%

Contract interest including fixed-index products also encompasses the performance of the index options associated with the Company's fixed-index products. As previously noted, the market performance of these derivative features resulted in net realized and unrealized gains/(losses) of $(8.8) million and $45.3 million for the quarters ended June 30, 2015 and 2014, respectively.

Similar to deferred policy acquisition costs, the Company defers sales inducements in the form of first year credited interest bonuses on annuity products that are directly related to the production of new business. These bonus interest charges are deferred and amortized using the same methodology and assumptions used to amortize other capitalized acquisition costs and the amortization is included in contract interest. In addition, deferred sales inducement balances are also reviewed periodically to ascertain whether actual experience has deviated significantly from that assumed (unlock) and are adjusted to reflect current policy lapse or termination rates, expense levels and credited rates on policies compared to anticipated experience (true-up). These adjustments, plus or minus, are included in contract interest expense. For the six months ended June 30, 2015 and 2014, the Company recorded true-up adjustments of its deferred sales inducement balances resulting in increased (decreased) balance sheet amounts of $(1.1) million and $(0.8) million, respectively, which thereby (increased) decreased contract interest expense by a like amount. For the quarter ended June 30th, the true-up adjustments recorded were $(0.6) million and $(1.0) million in 2015 and 2014, respectively.

The Company also unlocked its deferred sales inducement balance in the first six months of 2015 associated with its annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first six months of 2014.

Other operating expenses - Other operating expenses consist of general administrative expenses, licenses and fees, commissions not subject to deferral, nursing home expenses and compensation costs. These expenses for the six months ended June 30, 2015 and 2014 are summarized in the table that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

General insurance expenses	$4,718	3,490	11,911	9,715
Nursing home expenses	4,714	4,849	9,409	9,912
Compensation expenses	4,688	6,356	9,185	14,380
Commission expenses	2,958	2,661	5,704	5,281
Taxes, licenses and fees	1,724	2,144	3,103	3,675

Totals	$18,802	19,500	39,312	42,963

General insurance expenses include reserve provisions for potentially uncollectible receivable balances from independent contractor agents. Receivable balances from agents typically result from reversing commission balances previously paid on policies in which the policyholder subsequently exercised the right to cancel the policy under the policy contract's "free look" provision. During the first six months of 2015, the reserve balance for agent receivables was increased by $0.9 million while in the first six months of 2014 the reserve balance was decreased $0.1 million. The amounts for the three and six months ended June 30, 2014 also include a recoupment of $1.0 million previously paid on a prior lawsuit settlement.

Nursing home expenses reflect the operations of the two facilities owned by the Company. Expenses during 2015 have decreased as a result of discontinuing higher acuity services at the homes. The decline in expenses as a result of discontinuing these services has similarly decreased the revenue associated with these operations.

Compensation expenses include share-based compensation costs for the Company’s stock option plans related to outstanding vested and nonvested stock and SARs options. These costs move in tandem with the number of stock options outstanding as well as the market price of the Company's Class A common share as a result of marking the stock options to fair value under the liability method of accounting. Consequently, the related expense amount varies positively or negatively in any given period. For the three months ended June 30, 2015 share based compensation expense was $(0.8) million while for the comparable period in 2014 share based compensation expense was $0.8 million. For the six months ended June 30, 2015 share based compensation expense was $(1.6) million while for the comparable period in 2014 share based compensation expense was $2.5 million. In addition to the Company's closing stock price dropping from $269.25 at December 31, 2014 to $239.49 at June 30, 2015, compensation costs related to share-based compensation declined during the six months ended June 30, 2015 compared to the same period in 2014 due to a lesser number of outstanding options as a result of stock option exercises and forfeitures between June 30, 2014 and June 30, 2015.

Taxes, licenses and fees include premium taxes and licensing fees paid to state insurance departments, guaranty fund assessments, the company portion of social security and Medicare taxes, and other state and municipal taxes. For the six months ended June 30, 2015 these amounts decreased from the comparable period in 2014 largely due to lower licensing fees paid to state insurance departments which were $0.5 million in the current year compared to $0.8 million in the prior year.

Federal Income Taxes. Federal income taxes on earnings from operations reflect an effective tax rate of 32.4% for the six months ended June 30, 2015 compared to 32.8% for the six months ended June 30, 2014. The Company's effective tax rate is typically lower than the Federal rate of 35% due to tax-exempt investment income related to municipal securities and dividends-received deductions on income from stocks.

Segment Operations

Summary of Segment Earnings
A summary of segment earnings for the three and six months ended June 30, 2015 and 2014 is provided below. The segment earnings exclude realized gains and losses on investments, net of taxes.

	Domestic Life Insurance	International Life Insurance	Annuities	All Others	Totals
	(In thousands)

Segment earnings (losses):
Three months ended:
June 30, 2015	$997	10,303	10,420	4,371	26,091
June 30, 2014	$1,766	10,701	11,289	3,435	27,191

Six months ended:
June 30, 2015	$(1,232)	24,184	15,771	8,058	46,781
June 30, 2014	$1,891	17,999	19,252	6,891	46,033

Domestic Life Insurance Operations

A comparative analysis of results of operations for the Company's domestic life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract charges	$7,937	7,065	14,424	15,230
Net investment income	8,005	10,902	15,170	17,185
Other revenues	4	3	20	21

Total revenues	15,946	17,970	29,614	32,436

Benefits and expenses:
Life and other policy benefits	3,882	1,423	8,995	3,915
Amortization of deferred policy acquisition costs	1,698	1,780	4,879	4,180
Universal life insurance contract interest	5,460	8,158	10,399	13,263
Other operating expenses	3,442	3,992	7,157	8,271

Total benefits and expenses	14,482	15,353	31,430	29,629

Segment earnings (loss) before Federal income taxes	1,464	2,617	(1,816)	2,807
Provision (benefit) for Federal income taxes	467	851	(584)	916

Segment earnings (loss)	$997	1,766	(1,232)	1,891

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance revenues	$7,207	8,321	14,404	15,970
Traditional life insurance premiums	2,464	84	3,447	2,307
Reinsurance premiums	(1,734)	(1,340)	(3,427)	(3,047)

Totals	$7,937	7,065	14,424	15,230

The Company's domestic life insurance in force in terms of policy counts has been declining for several years resulting in lower universal life contract revenue charges. The pace of new policies issued has lagged the number of policies terminated from death or surrender by roughly a two-to-one rate over the past couple of years causing a declining level of insurance in force from which contract charge revenue is received. Consequently, the number of domestic life insurance policies in force has declined from 57,700 at December 31, 2013 to 55,700 at December 31, 2014, and to 55,000 at June 30, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. Revenues associated with issuing new business are typically greater than that realized in a renewal period for in force policies. The number of domestic life policies issued in the first six months of 2015 was 20% higher than in the comparable period for 2014 and the volume of insurance issued was 19% greater than that in 2014.

Premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP.  Actual domestic universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$34,250	28,629	60,729	52,159
Renewal premiums	5,426	5,133	10,487	9,906

Totals	$39,676	33,762	71,216	62,065

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

A detail of net investment income for domestic life insurance operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$8,117	7,819	15,267	13,358
Derivative gain (loss)	(112)	3,083	(97)	3,827

Net investment income	$8,005	10,902	15,170	17,185

Life and policy benefits for a smaller block of business are subject to variation from quarter to quarter. Claim activity during the first six months of 2015 was elevated compared to historical trends. While the number of incurred claims during the first six months of 2015 declined 13% compared to the first six months of 2014. The average claim amount increased from $16,000 to $24,000. The low face amount per claim reflects the older block of domestic life insurance policies sold which were final expense type products (i.e. purchased to cover funeral costs). The increase in the average face amount reflects a small addition of more claims from recent policy sales which have much higher face amounts of insurance coverage per policy. The Company's overall mortality experience for this segment is in line with pricing assumptions.

As noted previously in the discussion of Results of Operations, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience with the adjustment reflected in current period amortization expense. To the extent required, the Company may also record unlocking adjustments to DPAC balances. The following table identifies the effects of unlocking and true-up adjustments on domestic life insurance DPAC balances recorded through amortization expense for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	—	—
True-up	2,240	2,511	3,190	4,278

Totals	$2,240	2,511	3,190	4,278

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

A comparative analysis of results of operations for the Company's international life insurance segment is detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$29,364	29,663	59,697	58,771
Net investment income	8,785	16,911	17,399	27,629
Other revenues	(25)	60	61	301

Total revenues	38,124	46,634	77,157	86,701

Benefits and expenses:
Life and other policy benefits	5,587	1,668	11,792	6,703
Amortization of deferred policy acquisition costs	5,163	8,808	4,513	15,553
Universal life insurance and annuity contract interest	6,927	15,659	14,057	25,864
Other operating expenses	5,212	4,835	11,134	11,860

Total benefits and expenses	22,889	30,970	41,496	59,980

Segment earnings (losses) before Federal income taxes	15,235	15,664	35,661	26,721
Provision (benefit) for Federal income taxes	4,932	4,963	11,477	8,722

Segment earnings (loss)	$10,303	10,701	24,184	17,999

As with domestic life operations, revenues from the international life insurance segment include both premiums on traditional type products and contract revenues from universal life insurance. A comparative detail of premiums and contract revenues is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance revenues	$29,532	27,688	58,724	56,338
Traditional life insurance premiums	1,699	4,089	5,062	7,134
Reinsurance premiums	(1,867)	(2,114)	(4,089)	(4,701)

Totals	$29,364	29,663	59,697	58,771

In general, universal life revenues and operating earnings are anticipated to emerge with growth in the amount of international life insurance in force fueled by a steady growth in new sales. The volume of insurance in force grew from $19.6 billion at December 31, 2013 to $20.0 billion at December 31, 2014 and decreased slightly to $19.8 billion at June 30, 2015. Universal life insurance revenues are also generated with the issuance of new business based upon amounts per application and percentages of the face amount (volume) of insurance issued. The number of international life policies issued in the first six months of 2015 was 5% lower than in the first six months of 2014 while the volume of insurance issued was 12% less than that issued in 2014 during the same period due in part to a decrease in the average face amount per policy.

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

	Amount in $'s	Annualized Termination Rate
	(millions)

Volume In Force Terminations
Year ended December 31, 2010	$1,721.8	9.0%
Year ended December 31, 2011	1,465.1	7.3%
Year ended December 31, 2012	1,828.4	8.7%
Year ended December 31, 2013	1,838.5	8.6%
Year ended December 31, 2014	1,825.5	8.4%
Six months ended June 30, 2015	1,089.8	10.0%

As noted previously, premiums collected on universal life products are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings in accordance with GAAP. Actual international universal life premiums collected are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Universal life insurance:
First year and single premiums	$6,782	7,182	12,456	12,905
Renewal premiums	26,961	28,588	51,996	54,746

Totals	$33,743	35,770	64,452	67,651

The Company's most popular international products have been its fixed-index universal life products in which the policyholder can elect to have the interest rate credited to their policy account values linked in part to the performance of the S&P 500 Index®. Included in the totals in the above table are collected premiums for fixed-index universal life products of approximately $41.8 million and $43.5 million for the first six months of 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$9,651	10,347	19,404	20,049
Derivative gain (loss)	(866)	6,564	(2,005)	7,580

Net investment income	$8,785	16,911	17,399	27,629

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

Life and policy benefits primarily consist of death claims on policies. The Company's clientele for international products are wealthy individuals with access to U.S. dollars and quality medical care. Consequently, the amounts of coverage purchased tend to be larger amounts. In the year ended December 31, 2014, the average face amount of insurance purchased was $383,000, and the first six months of 2015, the average was approximately $354,000. While life and policy benefit expense for the international life segment reflects the larger policies purchased, mortality due to natural causes is comparable to that in the United States. The Company's maximum risk exposure per insured life is capped at $500,000 through reinsurance. Similar to the domestic life line of business, the average net claim amount in the first six months of 2015 increased from that in the first six months of 2014 rising to $186,000 from $132,000.

The Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on international life insurance DPAC balances recorded through amortization expense for the for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	7,120	—
True-up	3,940	1,616	6,540	3,766

Totals	$3,940	1,616	13,660	3,766

In the six months ended June 30, 2015, the Company unlocked the DPAC balance associated with its International Life segment for favorable mortality experience on one of its universal life products. The effect of the prospective unlocking was to increase DPAC balances by $7.1 million (and decrease amortization expense). No unlocking adjustments were made in the first six months of 2014.

True-up adjustments in the first three and six months of 2015 and 2014 increased the DPAC balance on the condensed consolidated balance sheet and decreased amortization expense in current earnings by a like amount.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Premiums and other revenues:
Premiums and contract revenues	$6,206	6,658	11,046	11,661
Net investment income	79,509	122,666	158,745	209,283
Other revenues	4	3	19	40

Total revenues	85,719	129,327	169,810	220,984

Benefits and expenses:
Life and other policy benefits	6,651	11,705	14,599	17,141
Amortization of deferred policy acquisition costs	21,209	16,670	46,330	36,104
Annuity contract interest	37,044	78,612	74,014	126,238
Other operating expenses	5,434	5,824	11,612	12,920

Total benefits and expenses	70,338	112,811	146,555	192,403

Segment earnings (loss) before Federal income taxes	15,381	16,516	23,255	28,581
Provision (benefit) for Federal income taxes	4,961	5,227	7,484	9,329

Segment earnings (loss)	$10,420	11,289	15,771	19,252

Premiums and contract charges primarily consist of surrender charge income recognized on terminated policies. The amount of the surrender charge income recognized is determined by the volume of surrendered contracts as well as the duration of each contract at the time of surrender given the pattern of declining surrender charge rates over time that is common to most annuity contracts. The Company's lapse rate for annuity contracts in the first six months of 2015 was 6.6% compared to 6.9% during the same period in 2014.

Deposits collected on annuity contracts are not reflected as revenues in the Company's Condensed Consolidated Statements of Earnings, in accordance with GAAP. Actual annuity deposits collected for the three and six months ended June 30, 2015 and 2014 are detailed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$194,630	200,790	354,937	356,306
Other deferred annuities	12,709	18,533	22,838	32,055
Immediate annuities	2,135	3,998	4,925	6,088

Totals	$209,474	223,321	382,700	394,449

Fixed-index products are more attractive for consumers when interest rate levels remain low and equity markets produce positive returns. Since the Company does not offer variable products or mutual funds, fixed-index products provide an important alternative to the Company's existing fixed interest rate annuity products. Fixed-index annuity deposits as a percentage of total annuity deposits were 93% and 90% for the six months ended June 30, 2015 and 2014, respectively. The increasing percentage of fixed-index products of total annuity sales reflects the low interest rate environment and the current bull market in equities.

As a selling inducement, some of the deferred products, as well as the fixed-index annuity products, include a first year interest bonus ranging from 1% to 7% depending upon the product, in addition to a base first year interest rate. Other products include a premium bonus ranging from 2% to 10% which is credited to the account balance when premiums are applied. These bonus rates are deferred in conjunction with other capitalized policy acquisition costs. The amount deferred to be amortized over future periods amounted to approximately $8.1 million and $8.9 million during the first six months of 2015 and 2014, respectively. Amortization of deferred sales inducements is included as a component of annuity contract interest as described later in this discussion of Annuity Operations.

A detail of net investment income for annuity operations is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net investment income (excluding derivatives)	$87,313	87,063	173,712	174,892
Derivative gain (loss)	(7,804)	35,603	(14,967)	34,391

Net investment income	$79,509	122,666	158,745	209,283

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

Consistent with the domestic and international life segments, the Company records true-up adjustments to DPAC balances each period to reflect current policy lapse or termination rates, expense levels and credited rates on policies as compared to anticipated experience as well as unlocking adjustments as necessary. The following table identifies the effects of unlocking and true-up adjustments on annuity DPAC balances recorded through amortization expense for the for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Increase (Decrease) in DPAC Balance
Unlocking	$—	—	(5,310)	—
True-up	(2,080)	(3,919)	(4,210)	(3,946)

Totals	$(2,080)	(3,919)	(9,520)	(3,946)

The Company unlocked the DPAC balance associated with its annuity segment in the first quarter of 2015 for future expense assumptions pertaining to product development override costs (trailer commissions) which it is obligated to pay certain contracted National Marketing Organizations. The effect of the prospective unlocking was to decrease DPAC balances by $5.3 million (and increase amortization expense). No unlocking adjustments were recorded in the first six months of 2014.

As the true-up adjustments decreased the DPAC balances on the condensed consolidated balance sheet for the three and six months ended June 30, 2015 and 2014, a corresponding increase in DPAC amortization expense was recorded in the Company's Condensed Consolidated Statements of Earnings in each respective period.

Annuity contract interest includes the equity component return associated with the call options purchased to hedge the Company's fixed-index annuities. The detail of fixed-index annuity contract interest compared to contract interest for all other annuities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Fixed-index annuities	$11,621	48,998	21,658	70,584
All other annuities	23,218	28,242	45,481	50,859

Gross contract interest	34,839	77,240	67,139	121,443
Bonus interest deferred and capitalized	(4,311)	(5,215)	(8,147)	(8,938)
Bonus interest amortization	6,516	6,587	15,022	13,733

Total contract interest	$37,044	78,612	74,014	126,238

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

True-up adjustments for the deferred sales inducement balance are made each period similar to that done with respect to DPAC balances. For the six months ended June 30, 2015 and 2014, deferred sales inducement balances on the condensed consolidated balance sheet were increased (reduced) by $(1.1) million and $(0.8) million, respectively, for true-up adjustments. These adjustments are included in the above table as an (addition) decrease to bonus interest amortization. The Company also unlocked its deferred sales inducement balance in the first quarter of 2015 associated with the annuity segment for future expense assumptions pertaining to product development override costs as previously discussed. The effect of the prospective unlocking was to decrease the deferred sales inducement balance by $1.8 million which increased contract interest expense by the same amount. No unlocking adjustments were made in the first six months of 2014.

Other Operations

National Western Life Insurance Company's primary business encompasses its domestic and international life insurance operations and its annuity operations. However, National Western also has small real estate, nursing home, and other investment operations through its wholly-owned subsidiaries. Nursing home operations generated $1.0 million and $0.7 million of operating earnings in the first six months of 2015 and 2014, respectively. The remaining earnings of $8.0 million and $6.2 million in Other Operations during the six month periods represent investment income from real estate, municipal bonds, and common and preferred equities held in subsidiary company portfolios principally for tax advantage purposes. Included in these amounts are semi-annual distributions from a life interest in the Libby Shearn Moody Trust which is an asset held in NWLSM, Inc. Pretax distributions from this trust were $3.5 million and $2.9 million in the six month periods ended June 30, 2015 and 2014, respectively.

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

	June 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Debt securities	$9,944,992	96.9	$9,552,920	96.2
Mortgage loans	132,261	1.3	149,503	1.5
Policy loans	61,933	0.6	63,645	0.6
Derivatives, index options	72,527	0.7	114,287	1.2
Real estate	16,491	0.2	16,741	0.2
Equity securities	17,036	0.2	17,303	0.2
Other	12,470	0.1	12,033	0.1

Totals	$10,257,710	100.0	$9,926,432	100.0

Debt and Equity Securities

The Company maintains a diversified portfolio which consists mostly of corporate, mortgage-backed, and public utility fixed income securities. Investments in mortgage-backed securities primarily include U.S. Government agency pass-through securities and collateralized mortgage obligations ("CMO"). The Company's investment guidelines prescribe limitations by type of security as a percent of the total investment portfolio and all holdings were within these threshold limits. As of June 30, 2015 and December 31, 2014, the Company's debt securities portfolio consisted of the following classes of securities:

	June 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

Corporate	$6,652,392	66.9	$6,208,241	65.1
Mortgage-backed securities	1,621,716	16.3	1,693,372	17.7
Public utilities	1,168,311	11.7	1,158,063	12.1
State and political subdivisions	440,039	4.4	432,739	4.5
U.S. agencies	15,038	0.2	10,061	0.1
Asset-backed securities	35,148	0.4	38,199	0.4
Foreign governments	10,425	0.1	10,325	0.1
U.S. Treasury	1,923	—	1,920	—

Totals	$9,944,992	100.0	$9,552,920	100.0

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

	Six Months Ended June 30,	Year Ended December 31,
	2015	2014
	($ In thousands)

Cost of acquisitions	$842,886	$1,166,112
Average S&P® quality	A-	A-
Effective annual yield	3.36%	3.68%
Spread to treasuries	1.26%	1.12%
Effective duration	8.5 years	8.5 years

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

In addition to diversification, an important aspect of the Company's investment approach is managing the credit quality of its investment in debt securities. Thorough credit analysis is performed on potential corporate investments including examination of a company's credit and industry outlook, financial ratios and trends, and event risks. This emphasis is reflected in the high average credit rating of the Company's debt securities portfolio with 98.7% held in investment grade securities. In the table below, investments in debt securities are classified according to credit ratings by Standard and Poor's ("S&P®"), or other nationally recognized statistical rating organizations if securities were not rated by S&P®.

	June 30, 2015		December 31, 2014
	Carrying Value	%	Carrying Value	%
	(In thousands)		(In thousands)

AAA	$98,225	1.0	$105,973	1.1
AA	2,448,970	24.6	2,519,235	26.4
A	3,339,013	33.6	3,216,935	33.7
BBB	3,927,425	39.5	3,563,641	37.3
BB and other below investment grade	131,359	1.3	147,136	1.5

Totals	$9,944,992	100.0	$9,552,920	100.0

The Company's investment guidelines do not allow for the purchase of below investment grade securities.  The investments held in debt securities below investment grade are the result of subsequent downgrades of the securities.  These holdings are further summarized below.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	% of Invested Assets
	(In thousands, except percentages)

June 30, 2015	$130,862	131,359	136,037	1.3%

December 31, 2014	$146,143	147,136	152,586	1.5%

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

Holdings in below investment grade securities by category as of June 30, 2015 are summarized below, including June 30, 2015 and December 31, 2014 fair values for comparison. The Company continually monitors developments in these industries for issues that may affect security valuation.

	Below Investment Grade Debt Securities
	Amortized Cost	Carrying Value	Fair Value	Fair Value
Industry Category	June 30, 2015	June 30, 2015	June 30, 2015	December 31, 2014
	(In thousands)

Retail	$14,971	15,557	15,557	15,600
Telecommunications	5,047	5,463	5,463	5,650
Asset-backed securities	5,525	5,525	7,431	7,743
Mortgage-backed	2,044	2,074	2,074	7,244
Transportation	—	23	23	61
Manufacturing	40,926	41,275	43,645	54,823
Banking/finance	18,005	18,031	16,906	16,583
Other	44,344	43,411	44,938	44,882

Totals	$130,862	131,359	136,037	152,586

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

With the precipitous drop in oil prices over the past year, the oil and gas industry has been experiencing a severe downturn which may consequently affect the credit quality of individual companies included in the Company's debt security portfolio. At June 30, 2015 and December 31, 2014, the Company's aggregate holdings in this sector approximated $869 million and $802 million, respectively. These holdings represented debt securities issued by approximately forty companies in the oil and gas industry, all of which are investment grade as of both balance sheet dates.

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

However, the Company does have exposure to the debt of non-financial companies in each of these countries except for Greece. The following tables show bond holdings at June 30, 2015 of non-financial companies that are domiciled in Portugal, Ireland, Italy, or Spain held in the available for sale and held to maturity debt security portfolios.

Securities Available for Sale		Amortized Cost	Fair Value
Company	S&P Rating	June 30, 2015	June 30, 2015	Country Domiciled
	(In thousands)

CRH	BBB+	$24,999	25,355	Ireland
Medtronic	A	38,635	40,696	Ireland
Telefonica	BBB	11,784	12,674	Spain

Totals		$75,418	78,725

Securities Held to Maturity		Amortized Cost	Fair Value
Company	S&P Rating	June 30, 2015	June 30, 2015	Country Domiciled
	(In thousands)

EDP	BB+	$17,261	18,458	Portugal
Enel	BBB	19,945	21,904	Italy
Finmeccanica	BB+	15,016	16,050	Italy
Iberdrola Finance	BBB	2,932	3,286	Spain
Kerry Group	BBB+	21,958	21,247	Ireland
Medtronic	A	19,961	19,621	Ireland
Telefonica	BBB	8,092	9,038	Spain
Perrigo	BBB	25,815	26,182	Ireland

Totals		$130,980	135,786

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

During the six months ended June 30, 2015 the Company recorded no other-than-temporary impairment credit related write-downs on debt securities and $0.1 million on equity securities. See Note 9, Investments, of the accompanying condensed consolidated financial statements for further discussion. Since the Company's adoption of the GAAP guidance on the recognition and accounting for other-than-temporary impairments due to credit loss versus non-credit loss, the Company has recognized a total of $5.8 million of other-than-temporary impairments of which $2.3 million was deemed credit related and recognized as realized investment losses in earnings, and $3.5 million was deemed a non-credit related impairment and recognized in other comprehensive income.

The Company is required to classify its investments in debt and equity securities into one of three categories: (a) trading securities; (b) securities available for sale; or (c) securities held to maturity. The Company purchases securities with the intent to hold to maturity and accordingly does not maintain a portfolio of trading securities. Of the remaining two categories, available for sale and held to maturity, the Company makes a determination on categorization based on various factors including the type and quality of the particular security and how it will be incorporated into the Company's overall asset/liability management strategy. As shown in the table below, at June 30, 2015, approximately 27.8% of the Company's total debt and equity securities, based on fair values, were classified as securities available for sale. The holdings in available for sale provide flexibility to the Company to react to market opportunities and conditions and to practice active management within the portfolio to provide adequate liquidity to meet policyholder obligations and other cash needs.

	June 30, 2015
	Fair Value	Amortized Cost	Unrealized Gains (Losses)
	(In thousands)

Securities held to maturity:
Debt securities	$7,370,596	7,121,439	249,157
Securities available for sale:
Debt securities	2,823,553	2,728,343	95,210
Equity securities	17,036	12,650	4,386

Totals	$10,211,185	9,862,432	348,753

Asset-Backed Securities

The Company holds approximately $35.1 million in asset-backed securities as of June 30, 2015. This portfolio includes $5.1 million of manufactured housing bonds and $30.0 million of home equity loans (also referred to as subprime securities). The Company does not have any holdings in collaterized bond obligations (“CBO”s), collateralized debt obligations (“CDO”s), or collateralized loan obligations (“CLO”s). Principal risks in holding asset-backed securities are structural, credit, and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral and the potential for prepayments. Credit risks include corporate credit risks or consumer credit risks for financing such as subprime mortgages. Capital market risks include the general level of interest rates and the liquidity for these securities in the marketplace.

During the second quarter of 2014 the Company sold its one remaining Alt-A security. The Alt-A sector is a sub-sector of the jumbo prime MBS sector. The Company's exposure to the Alt-A and subprime sectors has been limited to investments in the senior tranches of structured securities collateralized by Alt-A or subprime residential mortgage loans. The subprime sector is generally categorized under the asset-backed sector. This sector lends to borrowers who do not qualify for prime interest rates due to poor or insufficient credit history. The slowing housing market, rising interest rates, and relaxed underwriting standards for loans originated after 2005 resulted in higher delinquency rates and losses beginning in 2007. These events caused illiquidity in the market and volatility in the market prices of subprime securities. All of the loans classified as subprime in the Company's portfolio as of June 30, 2015 were underwritten prior to 2005 as noted in the table below.

	June 30, 2015		December 31, 2014
Investment Origination Year	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subprime:
1998	$3,034	3,143	3,322	3,275
2003	3,606	5,299	3,709	5,469
2004	23,311	26,083	23,773	26,737

Total	$29,951	34,525	30,804	35,481

As of June 30, 2015, the Company held ten subprime issues of which 2 were rated AA, 4 were rated BBB, 1 was rated B, 2 were rated CC and 1 was not rated.

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

The Company requires a minimum specified yield on mortgage loan investments. During the past several years, the low interest rate environment has resulted in fewer loan opportunities being available that meet the Company's required rate of return. Mortgage loans originated by the Company totaled $37.1 million for the year ended December 31, 2014 and $1.6 million for the six months ended June 30, 2015. Principal repayments on mortgage loans for the six months ended June 30, 2015 were $19.0 million.

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

The Company held net investments in mortgage loans totaling $132.3 million and $149.5 million at June 30, 2015 and December 31, 2014, respectively.  The diversification of the portfolio by geographic region and by property type was as follows:

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Geographic Region:
West South Central	$80,874	60.8	$97,918	65.2
East South Central	13,934	10.5	14,137	9.4
New England	11,994	9.0	12,155	8.1
East North Central	11,037	8.3	10,714	7.1
Pacific	10,209	7.7	10,282	6.9
Middle Atlantic	1,840	1.4	1,897	1.3
Mountain	1,705	1.3	3,050	2.0
South Atlantic	1,318	1.0	—	—
Gross balance	132,911	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$132,261	99.5	$149,503	99.6

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(In thousands)		(In thousands)

Mortgage Loans by Property Type:
Retail	$116,808	87.9	$130,544	86.9
Apartments	7,276	5.5	7,333	4.9
Land/Lots	—	—	3,333	2.2
Hotel/Motel	1,558	1.2	1,600	1.1
Office	846	0.6	893	0.6
All other	6,423	4.8	6,450	4.3
Gross balance	132,911	100.0	150,153	100.0

Allowance for possible losses	(650)	(0.5)	(650)	(0.4)

Totals	$132,261	99.5	$149,503	99.6

The Company's direct investments in real estate are not a significant portion of its total investment portfolio.  The Company also participates in several real estate joint ventures, limited partnerships, and other loans that invest primarily in income-producing retail properties.  These investments have enhanced the Company's overall investment portfolio returns. The Company's real estate investments totaled approximately $16.5 million and $16.7 million at June 30, 2015 and December 31, 2014, respectively. The Company recognized operating income on these properties of approximately $0.9 million for the first six months of 2015. The Company monitors the conditions and market values of these properties on a regular basis and makes repairs and capital improvements to keep the properties in good condition.

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

The correlation between fair values and interest rates for debt securities is reflected in the tables below.

	June 30, 2015	March 31, 2015	December 31, 2014
	(In thousands except percentages)

Debt securities - fair value	$10,194,149	10,307,208	9,886,820
Debt securities - amortized cost	$9,849,782	9,716,994	9,418,818
Fair value as a percentage of amortized cost	103.50%	106.07%	104.97%
Net unrealized gain balance	$344,367	590,214	468,002
Ten-year U.S. Treasury bond – (decrease) increase in yield for the period	0.43%	(0.25)%	(0.86)%

	Net Unrealized Gain Balance
	At June 30, 2015	At March 31, 2015	At December 31, 2014	Quarter Change in Unrealized Balance	Year-to-date Change in Unrealized Balance

Debt securities held to maturity	$249,157	427,900	333,900	(178,743)	(84,743)
Debt securities available for sale	95,210	162,314	134,102	(67,104)	(38,892)

Totals	$344,367	590,214	468,002	(245,847)	(123,635)

Changes in interest rates typically have a sizable effect on the fair values of the Company's debt securities. The market interest rate of the ten-year U.S. Treasury bond increased approximately 18 basis points from 2.17% at year-end 2014 to 2.35% by the end of the first six months of 2015 and the Company's unrealized gain position decreased $123.6 million on a portfolio with an amortized cost basis of approximately $9.8 billion. However, since the majority of the Company's debt securities are classified as held to maturity, which are recorded at amortized cost, changes in fair values have a relatively small effect on the Company's Condensed Consolidated Balance Sheet.

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

The Company performed detailed sensitivity analysis as of December 31, 2014, for its interest rate-sensitive assets and liabilities. The changes in market values of the Company's debt securities in the first six months of 2015 were reasonable given the expected range of results of this analysis.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity requirements are met primarily by funds provided from operations. Premium deposits and annuity considerations, investment income, and investment maturities and prepayments are the primary sources of funds while investment purchases, policy benefits in the form of claims, and payments to policyholders and contract holders in connection with surrenders and withdrawals as well as operating expenses are the primary uses of funds. To ensure the Company will be able to pay future commitments, the funds received as premium payments and deposits are invested in high quality investments, primarily fixed income securities. Funds are invested with the intent that the income from investments, plus proceeds from maturities, will meet the ongoing cash flow needs of the Company. The approach of matching asset and liability durations and yields requires an appropriate mix of investments. Although the Company historically has not been put in the position of having to liquidate invested assets to provide cash flow, its investments consist primarily of marketable debt securities that could be readily converted to cash for liquidity needs. The Company may also borrow up to $40 million on its bank line of credit for short-term cash needs. There were no borrowings outstanding under the line of credit at June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Product Line:
Traditional Life	$1,355	1,019	2,677	2,115
Universal Life	21,857	17,705	36,186	33,026
Annuities	132,382	120,057	240,130	245,418

Total	$155,594	138,781	278,993	280,559

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

In the past, cash flows from the Company's insurance operations have been sufficient to meet current needs. Cash flows from operating activities were $158.2 million and $152.7 million for the six months ended June 30, 2015 and 2014, respectively. The Company also has significant cash flows from both scheduled and unscheduled investment security maturities, redemptions, and prepayments. Investment related cash flows totaled $420.1 million and $463.2 million for the six months ended June 30, 2015 and 2014, respectively. These cash flow items could be reduced if interest rates rise. Net cash flows from the Company's universal life and investment annuity deposit product operations totaled $6.3 million and $10.0 million during the six months ended June 30, 2015 and 2014, respectively.

Capital Resources

The Company relies on stockholders' equity for its capital resources as there is no long-term debt outstanding and the Company does not anticipate the need for any long-term debt in the near future.  As of June 30, 2015, the Company had no commitments beyond its normal operating and investment activities.

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

The table below summarizes future estimated cash payments under existing contractual obligations.

	Payment Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)

Loan commitments	$2,761	2,761	—	—	—
Operating lease obligations	999	119	476	380	24
Life claims payable (1)	60,163	60,163	—	—	—
Other long-term reserve liabilities reflected on the balance sheet (2)	11,158,490	955,121	1,874,592	1,907,350	6,421,427

Total	$11,222,413	1,018,164	1,875,068	1,907,730	6,421,451

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

There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting. Internal controls over financial reporting change as the Company modifies or enhances its systems and processes to meet business needs. Significant changes in controls are evaluated prior to implementation to help ensure continued effectiveness of internal controls and the control environment.

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

The following table sets forth the Company's repurchase of its Class A common shares from Option Holders for the quarter ended June 30, 2015. There were no shares repurchased during the period.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May yet Be Purchased Under the Plans or Programs

April 1, 2015 through April 30, 2015	—		N/A	N/A
May 1, 2015 through May 31, 2015	—		N/A	N/A
June 1, 2015 through June 30, 2015	—		N/A	N/A

Total	—		N/A	N/A

Purchased shares are reported in the Company's condensed consolidated financial statements as authorized and unissued.

ITEM 4.  Removed and Reserved.

ITEM 6.  EXHIBITS

(a)	Exhibits

Exhibit 31(a)	-	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31(b)	-	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32(a)	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WESTERN LIFE INSURANCE COMPANY
(Registrant)

Date:	August 7, 2015	/S/ Ross R. Moody
Ross R. Moody
President and Interim Chief Executive Officer,
and Director
(Authorized Officer)

Date:	August 7, 2015	/S/ Brian M. Pribyl
Brian M. Pribyl
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	August 7, 2015	/S/ Bruce E. Wood
Bruce E. Wood
Vice President,
Controller and Assistant Treasurer
(Principal Accounting Officer)